Form 10-Q
period 2025-06-30
NUSATRIP Inc
filed 2025-08-29
CIK 2006468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-42519

NUSATRIP INCORPORATED

(Exact name of registrant issuer as specified in its charter)

Nevada	99-2217461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28F AIA Central, Jl. Jend. Sudirman No.Kav. 48A, RT.5/RW.4, Karet, Semanggi, Kota Jakarta Selatan,
Daerah Khusus Ibukota, Jakarta 12930, Indonesia

(Address of principal executive offices, including zip code)

+(62) 2150608747

Registrant’s phone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Common Stock, $0.0001 par value

(Title of Class)

Nasdaq Capital Market

(Name of exchange on which registered)

NUTR

(Ticker Symbol)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☒ Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2025
Common Stock, $0.0001 par value	18,816,668

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,924,437	$6,934,107
Restricted cash	50,000	53,900
Accounts receivable	739,473	208,411
Amount due from related parties	2,889,246	1,138,538
Inventories	54,280	77,492
Deposits, prepayments and other receivables	8,344,017	2,655,360
Total current assets	19,001,453	11,067,808

Non-current assets:
Plant and equipment, net	74,507	88,596
Intangible assets	26,383	38,507
Right of use assets, net – operating leases	96,512	115,142
Deferred tax asset	57,688	57,688
Total non-current assets	255,090	299,933

TOTAL ASSETS	$19,256,543	$11,367,741

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,747,550	$801,677
Accrued liabilities and other payables	11,667,409	12,758,278
Contract liabilities	893,663	1,032,363
Amount due to shareholder	—	8,568
Amounts due to related parties	2,444,113	2,366,967
Lease liabilities – operating leases	75,692	105,349
Total current liabilities	22,828,427	17,073,202
Non-current liabilities:
Lease liabilities – operating leases	22,109	11,076
Other payables	110,239	111,523
Total non-current liabilities	132,348	122,599

TOTAL LIABILITIES	22,960,775	17,195,801

SHAREHOLDERS’ DEFICIT
Treasury stock	(8)	(8)
Series X Super Voting Preferred Stock, $0.0001 par value, 75,000 shares designated; 75,000 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	8
Common stock, par value US$0.0001, 200,000,000 shares authorized, 15,066,668 and 14,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,507	1,400
Additional paid-in capital	3,692,364	2,092,469
Accumulated other comprehensive income	318,428	239,599
Accumulated deficit	(5,908,407)	(6,292,518)
Total equity attributable to Nusatrip Incorporated	(1,896,108)	(3,959,050)
Non-controlling interest	(1,808,124)	(1,869,010)
TOTAL DEFICIT	(3,704,232)	(5,828,060)

TOTAL LIABILITIES AND EQUITY	$19,256,543	$11,367,741

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue, net
Sales – online ticketing and reservation	$431,894	169,335	$712,187	$383,976
Sales – hotel reservation	991	2,678	1,962	8,006
Sales – online advertisement	557,103	—	557,103	290,675
Sales – ancillary	3,053	61	4,946	25,391
Software sales	—	1,426	—	6,217
Total revenue	993,041	173,500	1,276,198	714,265

Cost of revenue:
Software cost	—	(4,137)	—	(12,190)
Total cost of revenue	—	(4,137)	—	(12,190)

Gross income	993,041	169,363	1,276,198	702,075

Operating expenses:
Sales and marketing expenses	(54,363)	(45,214)	(91,465)	(97,855)
General and administrative expenses	(529,977)	(537,755)	(1,332,290)	(1,050,705)
Total operating expenses	(584,340)	(582,969)	(1,423,755)	(1,148,560)

Profit (Loss) from operations	408,701	(413,606)	(147,557)	(446,485)

Other income (expense):
Interest income	1,114	787	1,936	1,355
Interest expense	—	—	(63)	—
Other income (expense)	587,876	(23,690)	603,062	1,208
Total other income (expense)	588,990	(22,903)	604,935	2,563
Profit (Loss) before income taxes	997,691	(436,509)	457,378	(443,922)

Income taxes	—	(102)	—	(567)

NET PROFIT (LOSS)	997,691	(436,611)	457,378	(444,489)
NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	77,361	(4,366)	73,267	(4,445)

NET PROFIT (LOSS) ATTRIBUTABLE TO NUSATRIP INCORPORATED	$920,330	$(432,245)	$384,111	$(440,044)

Other comprehensive income (loss):
Net profit (loss)	997,691	(436,611)	457,378	(444,489)
Foreign currency translation adjustment	(182,249)	193,141	66,448	362,153

TOTAL OTHER COMPREHENSIVE PROFIT (LOSS)	$815,442	$(243,470)	$523,826	$(82,336)

Net income (loss) attributable to non-controlling interest	77,361	(4,366)	73,267	(4,445)
Foreign currency translation adjustment attributable to non-controlling interest	(16,468)	1,796	(12,381)	3,464
Total other comprehensive profit (loss) attributable to Nusatrip Incorporated	$754,549	$(240,900)	$462,940	$(81,355)

Net profit (loss) per share attributable to Nusatrip Incorporated:
– Basic	$0.25	$(0.36)	$0.05	$(0.36)
– Diluted	$0.25	$(0.36)	$0.05	$(0.36)

Weighted average common shares outstanding
– Basic	3,626,592	1,231,615	7,170,403	1,231,615
– Diluted	3,626,592	1,231,615	7,170,403	1,231,615

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three and Six months ended June 30, 2025
	Preferred Stock		Common Stock		Treasury Stock				Accumulated other
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Subscription receivable	Additional Paid in Capital	comprehensive (loss) income	Accumulated deficits	Non- controlling interest	Total Stockholders’ deficit
Balances at January 1, 2025	75,000	$8	14,000,000	$1,400	(75,000)	$(8)	$—	$2,092,469	$239,599	$(6,292,518)	$(1,869,010)	$(5,828,060)
Shares issued for services	—	—	1,066,668	107	—	—	—	1,599,895	—	—	—	1,600,002
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	244,610	—	4,087	248,697
Net loss for the period	—	—	—	—	—	—	—	—	—	(536,219)	(4,094)	(540,313)

Balances at March 31, 2025	75,000	$8	15,066,668	$1,507	(75,000)	$(8)	$—	$3,692,364	$484,209	$(6,828,737)	$(1,869,017)	$(4,519,674)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(165,781)	—	(16,468)	(182,249)
Net profit for the period	—	—	—	—	—	—	—	—	—	920,330	77,361	997,691

Balances at June 30, 2025	75,000	$8	15,066,668	$1,507	(75,000)	$(8)	$—	$3,692,364	$318,428	$(5,908,407)	$(1,808,124)	$(3,704,232)

	Three and Six months ended June 30, 2024
	Preferred Stock		Common Stock		Treasury Stock			Accumulated other
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	comprehensive (loss) income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2024	—	$—	1,000	$—	—	$—	$2,092,469	$2,877	$(5,513,293)	$(1,863,334)	$(5,281,281)
Foreign currency translation adjustment	—	—	—	—	—	—	—	167,345	—	1,668	169,013
Net loss for the period	—	—	—	—	—	—	—	—	(7,799)	(79)	(7,878)

Balances at March 31, 2024	—	$—	1,000	$—	—	$—	$2,092,469	$170,222	$(5,521,092)	$(1,861,745)	$(5,120,146)
Shares issued for services	—	—	7,999,000	800	—	—	—	—	—	—	800
Foreign currency translation adjustment	—	—	—	—	—	—	—	191,345	—	1,796	193,141
Net loss for the period	—	—	—	—	—	—	—	—	(432,245)	(4,366)	(436,611)

Balances at June 30, 2024	—	$—	8,000,000	$800	—	$—	$2,092,469	$361,567	$(5,953,337)	$(1,864,315)	$(5,362,816)

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net profit (loss)	$457,378	$(444,489)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	30,419	55,669
Deferred tax assets	—	9,222
Change in operating assets and liabilities:
Accounts receivable	(533,795)	133,684
Inventories	22,196	93,711
Deposits, prepayments and other receivables	(5,723,476)	343,954
Contract liabilities	(125,163)	600,235
Accounts payables	6,956,385	27,743
Accrued liabilities and other payables	(923,394)	(1,131,318)
Advances (from) to related parties	(1,665,910)	4,462
Right of use assets	65,743	59,072
Operating lease liabilities	(67,359)	(67,747)
Net cash used in operating activities	(1,506,976)	(315,802)

Cash flows from investing activity:
Purchase of plant, and equipment	(4,884)	—

Cash flows from financing activity:
Proceeds from issuance of shares	1,600,002	—

Effect on exchange rate change on cash and cash equivalents	(101,712)	(14,203)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,570)	(330,005)
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	6,988,007	670,547

CASH AND CASH EQUIVALENT AT END OF YEAR	$6,974,437	$340,542

Supplemental disclosure of cash flow information:
Cash paid for interest	$63	$—
Cash paid for income tax	$—	$—

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$6,924,437	$286,642
Restricted cash	50,000	53,900

Total cash, cash equivalents and restricted cash	$6,974,437	$340,542

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

NOTE – 1 DESCRIPTION OF BUSINESS AND ORGANIZATION

Nusatrip Incorporated (“NusaTrip”) is incorporated under the laws of Nevada on May 22, 2023, which has no substantive operations other than holding all of the outstanding equity of its operating subsidiaries as described below. Nusatrip and its subsidiaries (collectively referred to as the “Company”) are mainly engaged in the provision of online ticketing and reservation services.

The Company is an Online Travel Agency (“OTA”) in Indonesia and across Indonesia, Singapore, Vietnam, the Philippines and Thailand (“SEA”). As an OTA, the Company, is an intermediary between travelers and various travel service providers such as airlines and hotels. The Company offers a one-stop platform where travelers can search, compare, and book flights, hotels, car rentals, and other travel-related services. The Company earns revenue through commissions, service fees, and advertising partnerships. The Company negotiates agreements with airlines, hotels, and other travel suppliers to access their inventory and offer competitive prices to customers.

The accompanying carve-out combined and consolidated financial statements reflect the activities of the Company and each of the entities, as contemplated after the Reorganization, as described below:

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/paid up share capital	Effective interest held
PT Tunas Sukses Mandiri (“PTTSM”)	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd (“NMSB”)	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte. Ltd. (“NSPL”)	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte. Ltd. (“NIPL”)	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,007	99%
Mekong Leisure Travel Company Limited (“MLTCL”)	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Vietnam International Travel and Service Joint Stock Company (“VITS”)	Vietnam November 16, 2012	Ticketing	VND 1,900,000,000	99%
Nusatrip Technology (Beijing) Co., Ltd. (“NTBJ”)	China May 22, 2025	Online ticketing, reservation and system	CNY 715,650	99%
Nusatrip (Hong Kong) Limited (“NTHK”)	Hong Kong July 2, 2025	Online ticketing and reservation	HK 1	99%

Reorganization

The Reorganization transactions are completed as of the date these carve-out combined and consolidated financial statements were available to be issued:

The Company’s ultimate holding company is Society Pass Incorporated (“SOPA”), which is incorporated in State of Nevada on June 22, 2018 and is currently listed on the Nasdaq Exchange under a ticker of SOPA.

On August 15, 2022, SOPA acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“NIPL”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“PTTSM”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

On February 23, 2023, SOPA acquired additional issued capital in Nusatrip International Pte Ltd of 2,225,735 number of ordinary stock and increased its shareholding from 75% to 99%, and to the subsidiaries within the group. At the same time, Nusatrip International Pte. Ltd. acquired 99.96% of the issue share capital of PT Tunas Sukses Mandiri from SOPA.

On April 1, 2023, Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam travel agency.

On May 22, 2023, SOPA incorporated a new subsidiary Nusatrip Inc in Nevada, United States of America and owing 100% of capital stock.

On July 1, 2023, Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam travel agency.

On November 15, 2023, SOPA restructured the group of entities by transferring the Nusatrip International Pte. Ltd. and its subsidiaries to Nusatrip Inc to form a group for the travel agency business.

On May 22, 2025, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Nusatrip Technology (Beijing) Co., Ltd. (“NTBJ”), a company existing under the law of the Republic of China, and both engaged in online ticketing and reservation services.

Upon the completion of the Reorganization on May 22, 2023, these entities, through the Company, are under common control by the same beneficiary party, SOPA. Accordingly, the combination has been treated as entities under common control and thus the current capital structure has been retroactively presented in prior periods, from January 1, 2021, as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control.

Immediately before and as contemplated by the Reorganization, the Company is legally formed and ultimately controlled by SOPA. As such, the accompanying carve-out combined and consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the travel agency business before the Reorganization. The carve-out combined and consolidated financial statements are presented as if the Company had been in existence and the reorganization had been in effect during the years ended December 31, 2021, 2022, 2023, 2024 and June 30, 2025.

The excess or deficit arise from elimination between capital stock of subsidiaries and investment cost of holding companies arise from group restructuring exercise are charged to additional paid in capital and other equity is consolidated in effect during the years ended December 31, 2024 and 2023.

The assets and liabilities have been stated at historical carrying amounts. Only those assets and liabilities that are specifically identifiable to the travel agency business are included in the Company’s combined and consolidated carve-out financial statements.

All revenues, cost of revenues and operating expenses attributable to travel agency business are reflected in accompanying carve-out combined and consolidated financial statements.

Income tax liability is calculated based on a separate return basis as if SOPA had filed separate tax returns before the completion of the Reorganization. Immediately following the Reorganization, the Company began to file separate tax returns and report the income tax based on the actual tax return of each legal entity under its respective tax regime.

The consolidation of Nusatrip Inc and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period, January 1, 2021, presented in the accompanying carve-out combined and consolidated financial statements.

NOTE 2 — GOING CONCERN AND LIQUIDITY

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has a negative operating cash flow of $1,506,976, working capital deficit of $3,826,974 and accumulated deficits of $5,908,407 as of June 30, 2025 that raise substantial doubt about its ability to continue as a going concern. In assessing the going concern, management and the Board has considered the following:

1)	Cash and cash equivalents balance of $6,924,437.

2)	Continue business growth of ticketing and hotel.

3)	Profit before income tax for six months ended June 30, 2025 of $457,378.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance that it will be able to achieve these goals. As a result, the Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed to finance the Company’s business development activities, general and administrative expenses and growth strategy.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

These accompanying carve-out combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates and assumptions

In preparing these carve-out combined and consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, useful lives of intangible assets, impairment of long-lived assets, revenue recognition, and deferred tax assets and the related valuation allowance.

●	Basis of consolidation

The carve-out and combined consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Noncontrolling interest

The Company accounts for non-controlling interests in accordance with ASC Topic 810, which requires the Company to present non-controlling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its non-controlling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

●	Segment reporting

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in a single reportable operating with five difference services: (i) Ticketing, (ii) Online advertisement, (iii) Hotel reservation, (iv) Hotel technology platform software, and (v) Ancillary. All operating segments are aggregated into single reporting segment in profit or loss and total assets, as reviewed and determined by Chief Operating Decision Maker, or CODM that having similar economic characteristics by quantitative and qualitative aggregation criteria. All the operating segments by products are generated by same operating resources which are not separated in each consolidated company or in group.

●	Cash and cash equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $6,924,437 and $6,934,107, respectively.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due.

Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company performs ongoing credit evaluation of its customers and generally does not require collateral. The Company makes estimates of expected credit losses for the allowance for doubtful accounts based upon its assessment of various factors, including (i) historical experience, (ii) the age of the accounts receivable balances, (iii) credit quality of its customers, (iv) current economic conditions, (v) reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables are recorded at inception and adjusted over the contractual life.

The Company did not recognize any allowance for doubtful accounts and credit losses at June 30, 2025 and 2024 and December 31, 2024.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs is air ticket which is purchased from the Company’s suppliers as trading goods. The inventories are generally held for 0 to 180 days. The Company provides inventory allowances based on excess and obsolete inventories determined principally by expiry date. During the three and six months ended June 30, 2025 and 2024, the Company recorded none of allowance for obsolete inventories. The inventories amounted to $54,280 and $77,492 at June 30, 2025 and December 31, 2024, respectively.

●	Prepaid expenses

Prepaid expenses represent payments made in advance for products or services to be received in the future and are amortized to expense on a ratable basis over the future period to be benefitted by that expense. Since the Company has prepaid expenses categorized as current assets, the benefits associated with the products or services are considered current assets if they are expected to be used during the next twelve months and are considered non-current assets if they are expected to be used over a period greater than one year.

●	Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible Assets

Intangible assets are definite-lived intangible assets, amortization is recorded using the straight-line method, which materially approximates the pattern of the assets’ use. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows.

Amortisation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful lives
Licensing	4 years
Softwares	8 years

When factors indicate that a definite-lived intangible asset should be evaluated for possible impairment, the Company reviews intangible assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.

●	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and six months ended June 30, 2025 and 2024 presented.

●	Revenue recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC Topic 606 — Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue from contracts with customers is recognized using the following five steps:

●	Identify the contract with a customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to performance obligations in the contract; and

●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company is a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The NusaTrip acquisition extended the Company’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation, train ticket, car rental, ancillary revenue including insurance commissions and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied. These revenues cover B2B and B2C sales channel services.

The Company has a software subscription revenue generated from hotel in Vietnam, and online advertising revenue, reported in gross basis, providing a hotel booking management platform for hotel management purposes, and brand advertisement purpose. these revenues are recognized ratably over the time or upon relevant performance obligations being fulfilled.

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company occasionally purchases tickets in advance from travel suppliers to reserve inventory for peak travel periods. These advance-purchased tickets are recorded in inventory until sold. However, the Company does not control these tickets in a manner that would suggest principal status. Instead, the Company acts as an intermediary or agent, facilitating the sale between the travel suppliers and end customers. Revenue from these transactions is presented on a net basis in the income statement, as the Company does not have primary responsibility for fulfilling the ticketing service, does not have discretion in establishing the prices charged to end customers, and does not bear significant inventory risk.

Hotel reservation services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for hotel room reservations through the Company’s transaction and service platform. Commissions from hotel reservation services rendered are recognized when the reservation becomes non-cancelable (when the cancelation period provided by the reservation expires) which is the point at which the Company has fulfilled its performance obligation (successfully booking a reservation, which includes certain post-booking services during the cancelation period). Contracts with certain travel suppliers contain incentive commissions typically subject to achieving specific performance targets. The incentive commissions are considered as variable consideration and are estimated and recognized to the extent that the Company is entitled to such incentive commissions. The Company generally receives incentive commissions from monthly arrangements with hotels based on the number of hotel room reservations where end users have completed their stay. The Company presents revenues from such transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled hotel reservations.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $991 and $2,678 respectively, in the hotel reservation sector.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $1,962 and $8,006 respectively, in the ticketing and hotel reservation sector.

Hotel technology platform software services

The Company receives subscription fee from travel suppliers for hotel room reservation and marketing system through the Company’s reservation and marketing platform.

Subscription fee from hotel technology platform software services rendered are recognized ratably over the fixed term of the agreement as services are provided throughout the contract period, where the performance obligations being fulfilled through the usage of our hotel technology platform software services.

The Company presents revenues from such transactions on a gross basis in the statements of income and comprehensive income as the Company, generally, control the service provided by the travel supplier to the traveler.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $0 and $1,426, respectively, from this stream.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $0 and $6,217, respectively, from this stream.

Online advertising services

The Company receives advertising revenues, which principally represent the sale of banners or sponsorship to customers on the website and mobile. These services are provided continuously over a fixed term as per the customer agreements. Revenue from online advertising services is recognized over time, throughout the duration of the agreement. This method of revenue recognition accurately reflects the ongoing provision of services and the continuous benefit received by the customer as the advertisements are displayed over the agreed period.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $557,103 and $0 respectively, from online advertising services.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $557,103 and $290,675 respectively, from online advertising services.

Ancillary services

Ancillary revenues comprise primarily of the insurance commission and refund margin.

Insurance commission revenue received from B2B and B2C customers for selling of travel insurance through the Company’s transaction and service platform. Commission from travel insurance is recognized when the order is confirmed and paid which is the point at which the Company fulfilled its performance obligation. Refund margin revenue received from B2B and B2C customers for the spread arise from reservations cancellation fee between customers and travel suppliers. This is recognized upon the confirmation of refund amount by both customers and travel suppliers which is the point at which the Company fulfilled its performance obligation.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $3,053 and $61, respectively, from this stream.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $4,946 and $25,391, respectively, from this stream.

Principal vs Agent Considerations

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its customers and vendors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue on a gross or net basis depends upon whether the Company has control over the goods prior to transferring it. This evaluation determined that the Company is not in control of establishing the transaction price, not managing all aspects of the terms, even though taking the risk of campaign results and default payment. Based on the Company’s evaluation of the control model, it determined that all the Company’s major businesses act as the agent rather than the principal within their revenue arrangements and such revenues are reported on a net basis.

●	Cost of revenue

Cost of revenues consists primarily of payroll compensation of platform information technology personnel, platform hosting and platform software payments to suppliers, and related expenses incurred by the Company which are directly attributable to the Company’s hotel technology platform software services. No cost of revenue of online advertising revenue was recorded as online advertisement is shown on our ready/ongoing website and mobile Apps that is not subject to significant direct cost but general IT maintenance cost which record in General and Administrative Expenses.

●	Contract liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $893,663 and $1,032,363 on June 30, 2025 and December 31, 2024, respectively.

●	Sales and Marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses was $91,465 and $97,855 for the six months ended June 30, 2025 and 2024, respectively. Sales and marketing expenses was $54,363 and $45,214 for the three months ended June 30, 2025 and 2024, respectively.

●	Income tax

The Company adopted the ASC Topic 740 “Income Tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

In addition to U.S. income taxes, the Company and its wholly-owned foreign subsidiaries, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax, there may be transactions and calculations for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

●	Foreign currencies translation and transactions

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated unaudited condensed financial statements have been expressed in US$. The Company’s subsidiaries operating in Singapore maintain its books and record in US$. In addition, The Company’s subsidiaries are operating in the Republic of Vietnam, Malaysia, Indonesia and China and maintains its books and record in its local currency, Vietnam Dong (“VND”), Malaysian Ringgit (“MYR), Indonesian Rupiah (“IDR”), and Chinese Yuan (“CNY”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date.

Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed statements of changes in shareholder’s equity.

Schedule of Foreign currencies translation and transactions:

Translation of amounts from VND into US$ has been made at the following exchange rates for six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000039
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from MYR into US$ has been made at the following exchange rates for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end MYR:US$ exchange rate	$0.23706	$0.21186
Period average MYR:US$ exchange rate	$0.22842	$0.21147

Translation of amounts from IDR into US$ has been made at the following exchange rates for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end IDR:US$ exchange rate	$0.000062	$0.000061
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end CNY$:US$ exchange rate	$0.13952	$0.13756
Period average CNY$:US$ exchange rate	$0.13788	$0.13882

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Earning per share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the years.

For the three and six months ended June 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net profit (loss) per share:

	Three months ended June 30,
	2025	2024
Net profit (loss) attributable to Nusatrip Incorporated	$920,330	$(432,245)
Weighted average common shares outstanding – Basic and diluted	3,626,592	1,231,615
Net profit (loss) per share – Basic and diluted	$0.25	$(0.36)

	Six months ended June 30,
	2025	2024
Net profit (loss) attributable to Nusatrip Incorporated	$384,111	$(440,044)
Weighted average common shares outstanding – Basic and diluted	7,170,403	1,231,615
Net profit (loss) per share – Basic and diluted	$0.05	$(0.36)

●	Leases

The Company adopted ASC Topic 842, “Leases” (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company adopted ASC Topic 842, “Leases” (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

When a lease is terminated before the expiration of the lease term, irrespective of whether the lease is classified as a finance lease or an operating lease, the lessee would derecognize the ROU asset and corresponding lease liability. Any difference would be recognized as a gain or loss related to the termination of the lease. Similarly, if a lessee is required to make any payments or receives any consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination.

As of June 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $96,512 and $115,142, respectively.

●	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Related parties

The Company follows the ASC Topic 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The carve-out combined and consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and contingencies

The Company follows the ASC 450, Commitments, to account for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, which assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows if the current level of facts and circumstances changes in the future.

●	Fair value measurement

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents including restricted cash, accounts receivable, deposits and other receivables, accounts payable, accrued liabilities and other payables, contract liabilities and amounts due from/ to related parties, approximate their fair values because of the short maturity of these instruments.

●	Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management has evaluated and concluded no material impact of this to the financial statements as disclosed in “Segment Information”.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.

Except as mentioned above, there are no new recently issued accounting standards that will have a material impact on the Company’s carve-out combined and consolidated financial statements. The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s carve-out combined and consolidated financial statements.

NOTE – 4 REVENUE

Revenue was generated from the following activities:

	Six months ended June 30,
	2025	2024
At a point in time:
Sales – online ticketing and reservation	$712,187	$383,976
Sales – hotel reservation	1,962	8,006
Sales – ancillary	4,946	25,391
Over a period of time:
Sales – online advertisement	557,103	290,675
Hotel technology platform software	—	6,217
	$1,276,198	$714,265

	Three months ended June 30,
	2025	2024
At a point in time:
Sales – online ticketing and reservation	$431,894	$169,335
Sales – hotel reservation	991	2,678
Sales – ancillary	3,053	61
Over a period of time:
Sales – online advertisement	557,103	—
Hotel technology platform software	—	1,426
	$993,041	$173,500

Contract liabilities recognized was related to online ticketing and reservation, digital marketing, telecommunication reseller and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	June 30,	December 31,
	2025	2024
Contract liabilities, brought forward	$1,032,363	$1,220,549
Add: recognized as deferred revenue	14,902	34,514
Less: recognized as revenue	(153,602)	(222,700)
Contract liabilities, carried forward	$893,663	$1,032,363

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segments

	Six months ended June 30,
	2025	2024
Indonesia	$252,443	$562,551
Vietnam	17,131	69,562
Singapore	1,006,498	81,760
Malaysia	126	392
	$1,276,198	$714,265

	Three months ended June 30,
	2025	2024
Indonesia	$142,965	$88,061
Vietnam	9,798	57,276
Singapore	840,269	28,050
Malaysia	9	113
	$993,041	$173,500

NOTE – 5 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	June 30, 2025	December 31, 2024
	(Unaudited)
Deposits	$6,909,732	$2,242,314
Prepayments	1,354,389	392,134
Value added tax	8,242	1,072
Other receivables	71,654	19,840
	$8,344,017	$2,655,360

NOTE – 6 INVENTORIES

	June 30, 2025	December 31, 2024
	(Unaudited)
Trading goods	$54,280	$77,492

Finished goods inventories were related to air ticket reservation with general holding period of 0 to 180 days. The costs are recognized directly by net off against the Gross Merchandise Value to derive the revenue during the years ended December 31, 2024 and 2023, respectively. The inventories amounted to $54,280 and $77,492 as of June 30, 2025 and December 31, 2024, respectively. No allowance reserve for excess and obsolete inventories as of June 30, 2025 and December 31, 2024.

NOTE – 7 INTANGIBLE ASSETS

As of June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	June 30, 2025	December 31, 2024
		(Unaudited)
At cost:
Software	8 years	$562,615	$562,615
Licensing	4 years	5,933	5,933
		568,548	568,548
Less: accumulated depreciation		(542,165)	(530,041)
		$26,383	$38,507

Computer software includes business and operating software and license acquired from third parties.

Amortization of intangible assets was $11,928 and $24,638 for the years ended June 30, 2025 and December 31, 2024, respectively.

None of the above amortization was recognised under cost of revenue.

NOTE – 8 PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
At cost:
Computer	$260,781	$256,128
Office equipment	2,270	1,989
Renovation	116,417	116,467
	379,468	374,584
Less: accumulated depreciation	(304,961)	(285,988)
	74,507	88,596

Depreciation expense for the three months ended June 30, 2025 and 2024 were $9,319 and $21,309, respectively.

Depreciation expense for the six months ended June 30, 2025 and 2024 were $18,491 and $43,350, respectively.

None of the above depreciation was recognised under cost of revenue.

Schedule of geographic segments:

	June 30, 2025	December 31, 2024
	(Unaudited)
Indonesia	$72,421	$87,119
Vietnam	1,247	1,477
China	839	—
	74,507	88,596

NOTE – 9 AMOUNTS DUE FROM (TO) RELATED PARTIES

Amounts due from (to) related parties consisted of the following:

	June 30, 2025	December 31, 2024
Name of Companies	(Unaudited)
Amount due from related parties
SoPa Technology Pte Ltd	$2,115,738	$1,065,578
Thoughtful (Thailand) Co Ltd	2,765	2,760
Thoughtful Media Group Co Ltd	500,025	—
Thoughtful Media (Singapore) Pte Ltd	200,000	—
SoPa Technology Co Ltd	2,318	—
Society Pass Incorporated	68,400	70,200
	$2,889,246	$1,138,538

Amount due to related parties
Society Pass Incorporated	(1,049,759)	(1,047,600)
SoPa Technology Pte Ltd	(1,187,086)	(997,955)
Thoughtful Media Group Co Ltd	(26,638)	(39,039)
PT Thoughtful Media Indonesia	(132,680)	(203,980)
SoPa Technology Co Ltd	—	(43,336)
Adactive Media CA Incorporated	(35,211)	(35,057)
Ngo Thi Cham	(12,739)	—
	$(2,444,113)	$(2,366,967)

The amounts due from (to) related parties as discussed above are non-trade, unsecured, interest-free and have no fixed terms of repayment. These related parties are controlled by Society Pass Inc. Ngo Thi Cham is the legal representative of Mekong Leisure Travel JSC and Vietnam International Travel and Service JSC.

NOTE – 10 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Accrued payroll	$53,937	$69,332
Accrued VAT expenses	9,122	8,400
Accrued taxes	1,665,040	1,459,052
Customer deposit	9,171,719	10,130,886
Customer refund	614,819	856,829
Other payables	152,772	205,345
Other accruals	—	28,434
Total accrued liabilities and other payables	$11,667,409	$12,758,278

NOTE – 11 LEASES

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

The Company has entered into commercial operating leases for office space. Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 30, 2025 and December 31, 2024.

As of June 30, 2025, the Company used a weighted average incremental borrowing rate of 6.15% to determine the present value of the lease payments. The weighted average remaining life of the lease was 1.14 years.

As of December 31, 2024, the Company used a weighted average incremental borrowing rate of 7.16% to determine the present value of the lease payments. The weighted average remaining life of the lease was 1.03 years.

During the three and six months ended June 30, 2025, a new lease arrangement was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Six months ended June 30,
	2025	2024

Operating lease expense (per ASC 842)	$69,081	$58,896
Short-term lease expense (other than ASC 842)	—	16,144
Total lease expense	$69,081	$75,040

As of June 30, 2025, right-of-use assets were $96,512 and lease liabilities were $97,801.

As of December 31, 2024, right-of-use assets were $115,142 and lease liabilities were $116,425.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of June 30, 2025

The below table summarizes our (i) minimum lease payments over the next two years, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next two years ending June 30:

Years ended June 30,	Operating lease amount
2026	$76,193
2027	24,594
Total	100,787
Less: interest	(2,986)
Present value of lease liabilities	$97,801
Less: non-current portion	(22,109)
Present value of lease liabilities – current liability	$75,692

NOTE – 12 SHAREHOLDERS’ DEFICIT

Authorized stock

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is 210,000,000 shares of capital stock, consisting of 200,000,000 shares of Common Stock at $0.0001 par value per share, of which 14,000,000 and 1,000 shares are designated for the year ended December 31, 2024 and 2023, respectively, and 10,000,000 shares of preferred stock at $0.0001 par value per share, of which 75,000 and 0 shares are designated for the year ended December 31, 2024 and 2023, respectively. For the three and six months period ended June 30, 2025 and 2024, the Company did not recognize any amortization of stock compensation expense.

Common stock

On date of incorporation, the company issued 1,000 shares of Common Stock to Society Pass Inc at a price of $0.0001 per share.

On June 3, 2024, the company issued an additional 7,999,000 shares of Common Stock to Society Pass Inc at a price of $0.0001 per share.

On September 2, 2024, the company issued an additional 6,000,000 shares of Common Stock to Society Pass Inc at a price of $0.0001 per share.

On February 11, 2025, the company issued an additional 1,066,668 shares of Common Stock to Society Pass Inc at a price of $0.0001 per share.

As of June 30, 2025 and December 31, 2024, the Company had a total of 15,066,668 and 14,000,000 shares of its common stock issued and outstanding respectively.

Voting Rights: Each share of the Company’s common stock entitles its holder to one vote per share on all matters to be voted or consented upon by the stockholders. Holders of the Company’s common stock are not entitled to cumulative voting rights with respect to the election of directors.

Dividend Right: Subject to limitations under Nevada law and preferences that may apply to any shares of preferred stock that the Company may decide to issue in the future, holders of the Company’s ordinary share are entitled to receive ratably such dividends or other distributions, if any, as may be declared by the Board of the Company out of funds legally available therefor.

Liquidation Right: In the event of the liquidation, dissolution or winding up of our business, the holders of the Company’s ordinary share are entitled to share ratably in the assets available for distribution after the payment of all the debts and other liabilities of the Company, subject to the prior rights of the holders of the Company’s preferred stock.

Other Matters: The holders of the Company’s common stock have no subscription, redemption or conversion privileges. The Company’s ordinary share does not entitle its holders to preemptive rights. All of the outstanding shares of the Company’s common stock are fully paid and non-assessable. The rights, preferences and privileges of the holders of the Company’s common stock are subject to the rights of the holders of shares of any series of preferred stock which the Company may issue in the future.

NOTE – 13 PREFERRED STOCKS

Preferred Stock

On May 22, 2023, we designated 50,000 shares of our preferred stock as Super Voting Preferred Stock. On June 21, 2024, we designated an additional 25,000 shares of our preferred stock as Super Voting Preferred Stock.

On September 3, 2024, we have issued 75,000 shares of the Company’s Super Voting Preferred Stock to Heather Maynard. On October 14, 2024, we have cancelled the Company’s Super Voting Preferred Stock to Heather Maynard and the 75,000 Super Voting Preferred Stocks are held in the treasury stock.

Voting Rights: Each share of the Company’s preferred stock entitles its holder to 1,000 votes per share and votes with the Company’s Common Stock as a single class on all matters to be voted or consented upon by the stockholders.

Dividend Right: The holders of the Company’s preferred stock are not entitled to any dividend rights.

Liquidation Right: The holders of the Company’s preferred stock are not entitled to any liquidation preference.

Conversion Rights: The shares of the Company preferred stock are not convertible into the Company’s common stock.

Redemption Rights: The Super Voting Preferred Stock is not subject to any redemption rights.

Other Matters: The holders of the Company’s preferred stock have no subscription or redemption privileges and are not subject to redemption. The Company’s Series Preferred Stock does not entitle its holders to preemptive rights. All the outstanding shares of the Company’s preferred stock are fully paid and non-assessable.

NOTE – 14 INCOME TAXES

For the six months ended June 30, 2025 and 2024, the local (“Nevada”) and foreign components of profit (loss) before income taxes were comprised of the following:

	Six months ended June 30,
	2025	2024
Tax jurisdiction from:
- Local	$—	$—
- Foreign	—	567
	$—	$567

Reconciliation of statutory to effective tax rate:

	Six months ended June 30,
	2025	2024
Profit (Loss) before tax	$457,378	$(443,922)

U.S. federal statutory tax rate (21%)	96,049	(93,224)
Foreign loss taxed at different rates	(23,880)	(6,455)
Non-deductible expenses	20,176	22,392
Valuation allowance adjustments	(92,345)	77,854
	$—	$567

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operating in various countries are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.

As of June 30, 2025, no operating losses which can be carried forward to offset future taxable income.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of June 30, 2025, the operation in the Singapore incurred $636,115 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $108,141.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of June 30, 2025, the operation in the Vietnam incurred $36,982 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $6,025 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia at a standard income tax rate of 22% during its tax year.

As of June 30, 2025, the Company’s subsidiary operations in Indonesia incurred $64,990 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $33,102.

China

The Company’s subsidiary is registered in China and is subject to the tax laws of the People’s Republic of China at a standard income tax rate of 20% during its tax year.

As of June 30, 2025, the Company’s subsidiary operations in China incurred $42,579 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards have no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $8,516 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the Malaysia Income Tax at a standard income tax rate of 24% during its tax year.

As of June 30, 2025, the operation in the Malaysia incurred $3,934 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $944.

Uncertain tax position

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of June 30, 2025 and December 31, 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended June 30, 2025 and December 31, 2024, there were no penalties or interest recorded in income tax expense.

Income tax liability is calculated based on a separate return basis as if SOPA had filed separate tax returns before the completion of the Reorganization. Immediately following the Reorganization, the Company began to file separate tax returns and report the income tax based on the actual tax return of each legal entity under its respective tax regime.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024

Cumulative loss	$8,613,556	$8,156,178

Deferred tax asset	92,345	88,913
Valuation allowance adjustments	(92,345)	(88,913)
Post employment benefit	57,688	57,688
Deferred tax assets, net	$57,688	$57,688

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

NOTE – 15 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the six months ended June 30, 2025 and 2024, $27,879 and $43,604 contributions were made accordingly. During the three months ended June 30, 2025 and 2024, $13,940 and $14,763 contributions were made accordingly.

NOTE – 16 RELATED PARTY TRANSACTIONS

From time to time, shareholder of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company has no other significant or material related party transactions during the years presented.

NOTE – 17 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and six months ended June 30, 2025 and 2024, respectively, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	For the Three Months Ended
	June 30, 2025		June 30, 2025
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$247,699	24.94%	$—
Customer B	$300,000	30.21%	$—
Customer C	$250,000	25.18%	$—

	For the Six Months Ended
	June 30, 2025		June 30, 2025
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$423,382	33.18%	$—
Customer B	$300,000	23.51%	$—
Customer C	$250,000	19.59%	$—

For the Three Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$53,710	9.93%	$—

For the Six Months Ended
	June 30, 2024		June 30, 2024
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$20,278	11.69%	$—

(b) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of trade receivables. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors affecting the credit risk of specific customers, historical trends and other information.

(c) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD, CNY, IDR and MYR and a significant portion of the assets and liabilities are denominated in VND, SGD, CNY, IDR and MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD, CNY, IDR and MYR. If VND, SGD, CNY, IDR and MYR depreciate against US$, the value of VND, SGD, CNY, IDR and MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

(d) Economic and political risks

The Company’s operations are conducted in the Republic of Vietnam. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the Vietnam, and by the general state of the Vietnam economy.

The Company’s operations in the Vietnam and India are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in Vietnam and India, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation.

NOTE – 18 COMMITMENTS AND CONTINGENCIES

As of June 30, 2025, the Company had no material commitments or contingencies.

NOTE – 19 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through August 29, 2025, the Company issued the unaudited condensed consolidated financial statements.

On July 2, 2025, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Nusatrip (Hong Kong) Limited (“NTHK”) for HK$1. NTHK is a company existing under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China, and both engaged in online ticketing and reservation services.

On August 18, 2025, the Company completed its initial public offering of 3,750,000 shares of Common Stock at an offering price of $4.00 per share. The gross proceeds from the offering were approximately $15,000,000. After deducting underwriting commissions of approximately $1,050,000 and other offering expenses of approximately $150,000, the Company expects to receive net proceeds of approximately $13,800,000. The net proceeds will be recorded as an increase to additional paid-in capital, net of par value.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated June 30, 2025, for the year ended December 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this transition report on Form 10-Q. The following should also be read in conjunction with the unaudited condensed Consolidated Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

Nusatrip Incorporated (“NusaTrip”) is incorporated under the laws of Nevada on May 22, 2023, which has no substantive operations other than holding all of the outstanding equity of its operating subsidiaries as described below. Nusatrip and its subsidiaries (collectively referred to as the “Company”) are mainly engaged in the provision of online ticketing and reservation services.

The Company is an Online Travel Agency (“OTA”) in Indonesia and across Indonesia, Singapore, Vietnam, the Philippines and Thailand (“SEA”). As an OTA, the Company, is an intermediary between travelers and various travel service providers such as airlines and hotels. The Company offers a one-stop platform where travelers can search, compare, and book flights, hotels, car rentals, and other travel-related services. The Company earns revenue through commissions, service fees, and advertising partnerships. The Company negotiates agreements with airlines, hotels, and other travel suppliers to access their inventory and offer competitive prices to customers.

The Reorganization transactions are completed as of the date these carve-out combined and consolidated financial statements were available to be issued:

The Company’s ultimate holding company is Society Pass Incorporated (“SOPA”), which is incorporated in State of Nevada on June 22, 2018 and is currently listed on the Nasdaq Exchange under a ticker of SOPA.

On August 15, 2022, SOPA acquired 75% of the outstanding capital stock of Nusatrip International Pte Ltd. (“NIPL”) and also purchased all of the outstanding capital stock of PT Tunas Sukses Mandiri (“PTTSM”), a company existing under the law of the Republic of Indonesia, and both engaged in online ticketing and reservation services.

On February 23, 2023, SOPA acquired additional issued capital in Nusatrip International Pte Ltd of 2,225,735 number of ordinary stock and increased its shareholding from 75% to 99%, and to the subsidiaries within the group. At the same time, Nusatrip International Pte Ltd acquired 99.96% of the issue share capital of PT Tunas Sukses Mandiri from SOPA.

On April 1, 2023, Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Mekong Leisure Travel Company Limited (changed business nature from Join Stock Company), a Vietnam travel agency.

On May 22, 2023, SOPA incorporated a new subsidiary Nusatrip Inc in Nevada, United States of America and owing 100% of capital stock.

On July 1, 2023, Mekong Leisure Travel Company Limited acquired 100% of the outstanding capital stock of Vietnam International Travel and Service Joint Stock Company, a Vietnam travel agency.

On November 15, 2023, SOPA restructured the group of entities by transferring the Nusatrip International Pte Ltd and its subsidiaries to Nusatrip Inc to form a group for the travel agency business.

On May 22, 2025, the Company’s 99% owned subsidiary Nusatrip International Pte. Ltd. acquired 100% of the outstanding capital stock of Nusatrip Technology (Beijing) Co., Ltd. (“NTBJ”), a company existing under the law of the Republic of China, and both engaged in online ticketing and reservation services.

Upon the completion of the Reorganization on May 22, 2023, these entities, through the Company, are under common control by the same beneficiary party, SOPA. Accordingly, the combination has been treated as entities under common control and thus the current capital structure has been retroactively presented in prior periods, from January 1, 2021, as if such structure existed at that time and in accordance with ASC 805-50-45-5, the entities under common control are presented on a combined basis for all periods to which such entities were under common control.

Immediately before and as contemplated by the Reorganization, the Company is legally formed and ultimately controlled by SOPA. As such, the accompanying carve-out combined and consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the travel agency business before the Reorganization. The carve-out combined and consolidated financial statements are presented as if the Company had been in existence and the reorganization had been in effect during the years ended December 31, 2021, 2022, 2023 and 2024.

The excess or deficit arise from elimination between capital stock of subsidiaries and investment cost of holding companies arise from group restructuring exercise are charged to additional paid in capital and other equity is consolidated in effect during the years ended December 31, 2024 and 2023.

The assets and liabilities have been stated at historical carrying amounts. Only those assets and liabilities that are specifically identifiable to the travel agency business are included in the Company’s combined and consolidated carve-out financial statements.

All revenues, cost of revenues and operating expenses attributable to travel agency business are reflected in accompanying carve-out combined and consolidated financial statements.

Income tax liability is calculated based on a separate return basis as if SOPA had filed separate tax returns before the completion of the Reorganization. Immediately following the Reorganization, the Company began to file separate tax returns and report the income tax based on the actual tax return of each legal entity under its respective tax regime.

The consolidation of Nusatrip Inc and its subsidiaries has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period, January 1, 2021, presented in the accompanying carve-out combined and consolidated financial statements.

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue, net	$993,041	$173,500	$1,276,198	$714,265
Cost of revenue	—	(4,137)	—	(12,190)
Gross income	993,041	169,363	1,276,198	702,075
Less operating expenses:
Sales and marketing expenses	(54,363)	(45,214)	(91,465)	(97,855)
General and administrative expenses	(529,977)	(537,755)	(1,332,290)	(1,050,705)
Total operating expenses	(584,340)	(582,969)	(1,423,755)	(1,148,560)
Profit (Loss) from operations	408,701	(413,606)	(147,557)	(446,485)

Other income (expense):
Interest income	1,114	787	1,936	1,355
Interest expense	—	—	(63)	—
Other income	587,876	(23,690)	603,062	1,208
Total other income	588,990	(22,903)	604,935	2,563
Profit (Loss) before income taxes	997,691	(436,509)	457,378	(443,922)
Income taxes	—	(102)	—	(567)
NET PROFIT (LOSS)	$997,691	$(436,611)	$457,378	$(444,489)

Revenue. We generated revenues of $993,041 and $173,500 during the three months ended June 30, 2025 and 2024, respectively. We generated revenues of $1,276,198 and $714,265 during the six months ended June 30, 2025 and 2024, respectively.

Our revenues were mainly generated by the sales of travel product and services and the following table sets forth the breakdown of our revenue by product and service lines.

For the three months ended June 30, 2025 and 2024

	For the Three Months Ended		For the Three Months Ended
	June 30, 2025		June 30, 2024
	Revenue	% of total revenue	Revenue	% of total revenue
Ticketing	431,894	43.49%	169,335	97.60%
Online advertisement	557,103	56.10%	—	0.00%
Hotel Reservation	991	0.10%	2,678	1.54%
Hotel Technology Platform Software Service	—	0.00%	1,426	0.82%
Ancillary	3,053	0.31%	61	0.04%
Total revenue	$993,041	100.00%	$173,500	100.00%

For the six months ended June 30, 2025 and 2024

	For the Six Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2024
	Revenue	% of total revenue	Revenue	% of total revenue
Ticketing	712,187	55.81%	383,976	53.76%
Online advertisement	557,103	43.65%	290,675	40.69%
Hotel Reservation	1,962	0.15%	8,006	1.12%
Hotel Technology Platform Software Service	—	0.00%	6,217	0.87%
Ancillary	4,946	0.39%	25,391	3.55%
Total revenue	$1,276,198	100.00%	$714,265	100.00%

Our revenues for the six months ended June 30, 2025, were mainly generated from ticketing sales and online advertising, which contributed 55.81% and 43.65% respectively to our total revenue. In contrast, for the six months ended June 30, 2024, ticketing sales and online advertising contributed 53.76% and 40.69%, respectively. Revenue from hotel reservations decreased to 0.15% in 2025 (from 1.12% in 2024), and ancillary sales decreased to 0.39% in 2025 (from 3.55% in 2024). Revenue from software subscriptions, which contributed 0.87% in 2024, was nil in 2025 as those services were discontinued.

The increase in revenue for the three and six months periods was mainly driven by higher sales from domestic airlines, particularly Lion Air. In addition, Nusatrip’s Gross Merchandise Value (GMV) to Agoda increased substantially from USD 5 million in 2024 to USD 117 million in 2025. This growth was achieved by making our selling prices more competitive through partnerships with several new suppliers who offer better rates.

Cost of Revenue. For the three and six months ended June 30, 2025, our cost of revenue in respect of software subscription decreased by $4,137 and $12,190 or 100% to $0, as compared with $4,137 and $12,190 for the three months ended June 30, 2024. The decrease in cost of software subscription is in line with revenue. No cost of revenue of online advertising revenue was recorded as online advertisement is shown on our ready/ongoing website and mobile Apps that is not subject to significant direct cost but general IT maintenance cost which recorded in General and Administrative Expenses.

For the three and six months ended June 30, 2024, there is no vendor accounts for 10% or more of the Company’s cost of revenue as at period-end dates.

Gross Income. We recorded a gross income of $993,041 and $169,363 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we recorded a gross income of $1,276,198 and $702,075, respectively. The gross income is due to increased gross income from revenue from online ticketing and digital marketing. Gross income margin was 100% and of 97.62% for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, our gross income margin was 100% and 98.29% respectively. Significant high gross profit margin is the nature of our business for which the majority of the revenue are recognized at net basis, according to agency theory, the cost of purchase is net off in the revenue against the Gross Merchandise Value (GMV) and the revenue is supported by operating costs. The increase is mainly attributable to the decrease in cost of revenue for the year ended December 31, 2024. Higher gross margin for the three and six months period ended June 30, 2025 was due to higher profit margin arising from digital marketing business.

Overall revenue increased for the three months ended June 30, 2025 as compared to June 30, 2024, primarily due to new contracts having been awarded for online advertisements during such quarter. In addition, Nusatrip’s GMV to Agoda increased substantially from USD 5 million in 2024 to USD 117 million in 2025. This growth was achieved by making our selling prices more competitive through partnerships with several new suppliers who offer better rates.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $54,363 and $45,214 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we incurred S&M expenses of $91,465 and $97,855, respectively. For the three months ended June 30, 2025, the increase in sales and marketing (S&M) expenses was mainly due to the expansion of marketing strategies targeting B2B affiliate transactions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $529,977 and $537,755 for the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, we incurred G&A expenses of $1,332,290 and $1,050,705, respectively. The G&A is primarily consisting of the professional costs associated with costs related to business development, the Company’s business and management meetings and contribute to Company’s business plans. Also, assisting Company in corporate development by introducing customers or strategic partners to Company to drive business growth etc. The increase was mainly due to the increase of legal and professional fee of $458,273 and the IT related cost of $128,599, partially offset by decrease of wages and salaries of $421,531 for employee restructuring exercise.

Other income (expense). For the three months ended June 30, 2025, net other income increased by $611,893 or 2,671,67% to $588,990, as compared to net other income of -$22,903 for the three months ended June 30, 2024. For the six months ended June 30, 2025, net other income increased by $602,372 or 23,502.61% to $604,935, as compared to net other income of $2,563 for the six months ended June 30, 2024. The increase mainly due to adjustments for refunds and vouchers issued for air ticket cancellations during COVID-19, which have been outstanding for over five years and remain unredeemed.

Profit (Loss) before income tax. For the three months ended June 30, 2025, profit before income taxes increased by $1,434,200 or 328.56% to $997,691, as compared to loss before tax by $436,509 for the three months ended June 30, 2024. For the six months ended June 30, 2025, profit before income taxes increased by $901,300 or 203.03% to $457,378, as compared to loss before income tax by $443,922 for the six months ended June 30, 2024. The increase is primarily attributable to the growth in revenue from ticketing sales and online advertising.

Income Tax Expense. Our income tax expense for the three months ended June 30, 2025 and 2024 was $0 and $102, respectively, and for six months ended June 30, 2025 and 2024 was $0 and $567, respectively.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Profit (Loss). As a result of the items noted above, for the three months ended June 30, 2025, we generated a net profit of $997,691 as compared to the same period ended June 30, 2024 of -$436,611, a net loss. During the six months ended June 30, 2024 the Company generated a net profit of $457,378, as compared to a net loss incurred of -$444,489 for the same period ended June 30, 2024. The increase in net profit was primarily attributable to higher revenue generated from ticketing sales and online advertising. The net profit for the six months ended June 30, 2025 includes non-cash items depreciation and amortization of $92,335.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents and restricted cash of $6,924,437 and $50,000, respectively, accounts receivable of $489,473, deposits, prepayments and other receivables of $8,594,017, inventories of $54,280 and deferred tax assets of $57,688.

For the six months ended June 30, 2025, the Company’s stockholders’ equity was $3,704,232 which decreased as a result of an increase in accumulated deficit partially offset by additional paid-in-capital. For the six months ended June 30, 2025, the Company generated a net profit of $457,378 and net cash used in operating activities of $1,506,976. Net cash provided by financing activities was $1,600,002.

While the Company believes that it will be able to continue to grow the Company’s revenue base and control expenditures, there is no assurance it will be able to do so. The Company continually monitors its capital structure and operating plans and evaluates various potential funding alternatives that may be needed in order to finance the Company’s business development activities, general and administrative expenses and growth strategy. We expect to continue to rely on cash generated through financing from public offerings or private offerings by our parent company or one or more of our subsidiaries, to finance our operations and future acquisitions. The Company believes that it has sufficient liquidity to continue its current business plans and operations for at least one year.

Cash Flows

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(1,506,976)	$(315,802)
Net cash used in investing activities	(4,884)	—
Net cash provided by financing activities	1,600,002	—
Effect on exchange rate change	(101,712)	(14,203)
Net change in cash and cash equivalents	(13,570)	(330,005)
Cash and cash equivalent and restricted cash at beginning of period	6,988,007	670,547
Cash and cash equivalent and restricted cash at end of period	$6,974,437	$340,542

Net Cash Used in Operating Activities.

For the six months ended June 30, 2025, net cash used in operating activities was $1,506,976, which consisted primarily of a net profit before income taxes of $457,378, account receivables of $533,795, deposits, prepayments and other receivables of $5,723,476, accrued liabilities and other payables of $923,394, deferred revenue of $125,163, advances from related parties of $1,665,910 and operating lease liabilities of $67,359, partially offset by depreciation and amortization of $30,419, accounts payable of $6,956,385, inventories of $22,196 and right of use assets of $65,743.

For the six months ended June 30, 2024, net cash used in operating activities was $315,802, which consisted primarily of a net loss before income taxes of $444,489, accrued liabilities and other payables of $1,131,318, operating lease liabilities of $67,747, partially offset by depreciation and amortization of $55,669, deferred tax assets of $9,222, accounts receivable of $133,684, inventories of $93,711, deposits, prepayments and other receivables of $343,954, contract liabilities of $600,235,accounts payable of $27,743, advances to relayed parties of $4,462 and right of use assets of $59,072.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the six months ended June 30, 2025, there was a net cash outflow of $4,884, which consist cash used in purchase of plant and equipment of $4,884.

For the six months ended June 30, 2024, there was no cash movement.

Net Cash Provided by (Used in) Financing Activities.

For the six months ended June 30, 2025, net cash provided by financing activities was $1,600,002 from the issuance of common stock to convertible note holders.

For the six months ended June 30, 2024, there was no cash movement.

Material Cash Requirements

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to banking facilities and other operating leases. We lease all our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are obligated to settle the purchase invoices and repay the contractual bank loans in a punctual manner, which further constrains our cash liquidity.

We believe that we have sufficient working capital for our requirements for at least the next 12 months from the date of this prospectus, absent unforeseen circumstances, taking into account the financial resources presently available to us, including cash and cash equivalents on hand, cash flows from our operations and the estimated net proceeds from this offering.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of credit risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with financial institutions with high credit ratings and quality.

We conduct credit evaluations of customers, and generally do not require collateral or other security from our customers. We establish an allowance for doubtful accounts primarily based upon the age of the receivables and factors surrounding the credit risk of specific customers.

Concentration risk in major customers

For the three months ended June 30, 2025, the Company had 3 major customers that constituted 24.94%, 30.21% and 25.18% of its revenue, with accounts receivable of $0 at the period-end, respectively.

For the six months ended June 30, 2025, the Company had 3 major customers that constituted 33.18%, 23.51% and 19.59% of its revenue, with accounts receivable of $0 at the period-end, respectively.

For the three months ended June 30, 2024, the Company had a single customer that constituted 11.69% of its revenues, with accounts receivable of $0 at the year-end.

For the six months ended June 30, 2025, the Company had a single customer that constituted 10.36% of its revenues, with accounts receivable of $0 at the year-end.

Exchange rate risk

Our foreign currency exposure gives rise to market risks associated with exchange rate movements against the Vietnam Dong, Malaysian Ringgit, Indonesian Rupiah and the United States dollar. As of June 30, 2025 and 2024, we did not hold or issue any derivative for trading purposes or to hedge against fluctuations in foreign exchange rates. We mitigated this risk by conducting sales and purchases transactions in the same currency. Doing so helped to reduce, but has not eliminated, the impact of foreign currency exchange rate movements. As of December 31, 2024 and 2023, we had no outstanding forward exchange or foreign currency option contracts.

We currently do not have a foreign currency hedging policy. However, our management monitor foreign exchange exposure and will consider hedging significant foreign exchange exposure should the need arise.

Economic and political risk

Our major operations are conducted in Republic of Vietnam, Malaysia, Indonesia and China. Accordingly, the political, economic, and legal environments in Republic of Vietnam, Malaysia, Indonesia and China, as well as these countries’ economy may influence our business, financial condition, and results of operations.

Significant accounting policies

●	Basis of Presentation

These accompanying carve-out combined and consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of Estimates and Assumptions

In preparing these carve-out combined and consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates. If actual results significantly differ from the Company’s estimates, the Company’s financial condition and results of operations could be materially impacted. Significant estimates in the period include the allowance for doubtful accounts on accounts receivable, the incremental borrowing rate used to calculate right of use assets and lease liabilities, useful lives of intangible assets, impairment of long-lived assets, revenue recognition, and deferred tax assets and the related valuation allowance.

●	Basis of Consolidation

The carve-out and combined consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Noncontrolling Interest

The Company accounts for noncontrolling interests in accordance with ASC Topic 810, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

●	Segment Reporting

ASC Topic 280, Segment Reporting (“Topic 280”) establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. The Company currently operates in a single reportable operating segments with five difference services: (i) Ticketing, (ii) Online advertisement, (iii) Hotel reservation, (iv) Hotel technology platform software, and (v) Ancillary. All operating segments are aggregated into single reporting segment in profit or loss and total assets, as reviewed and determined by Chief Operating Decision Maker, or CODM that having similar economic characteristics by quantitative and qualitative aggregation criteria. All the operating segments by products are generated by same operating resources which are not separated in each consolidated company or in group.

●	Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of June 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $6,924,437 and $6,934,107, respectively.

●	Restricted Cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of June 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

●	Accounts Receivable

Accounts receivables are recorded at the amounts that are invoiced to customers, do not bear interest, and are due within contractual payment terms, generally 30 to 90-days from completion of service or the delivery of a product. Credit is extended based on an evaluation of a customer’s financial condition, the customer’s creditworthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due.

Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Quarterly, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company records bad debt expense and records an allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For receivables that are past due or not being paid according to payment terms, appropriate actions are taken to pursue all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. Currently, the Company performs ongoing credit evaluation of its customers and generally does not require collateral. The Company makes estimates of expected credit losses for the allowance for doubtful accounts based upon its assessment of various factors, including (i) historical experience, (ii) the age of the accounts receivable balances, (iii) credit quality of its customers, (iv) current economic conditions, (v) reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from customers. Expected credit losses are estimated on a pool basis when similar risk characteristics exist using an age-based reserve model. Receivables that do not share risk characteristics are evaluated on an individual basis. Estimates of expected credit losses on trade receivables are recorded at inception and adjusted over the contractual life.

The Company did not recognize any allowance for doubtful accounts and credit losses during the three and six months ended June 30, 2025 and 2024.

The Company recognizes revenue from its contracts with customers in accordance with ASC Topic 606 — Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs is air ticket which is purchased from the Company’s suppliers as trading goods. The inventories are generally held for 0 to 180 days. The Company provides inventory allowances based on excess and obsolete inventories determined principally by expiry date. During the three and six months ended June 30, 2025 and 2024, the Company recorded none of allowance for obsolete inventories. The inventories amounted to $54,280 and $77,492 at June 30, 2025 and December 31, 2024, respectively.

●	Prepaid Expenses

Prepaid expenses represent payments made in advance for products or services to be received in the future and are amortized to expense on a ratable basis over the future period to be benefitted by that expense. Since the Company has prepaid expenses categorized as both current and non-current assets, the benefits associated with the products or services are considered current assets if they are expected to be used during the next twelve months and are considered non-current assets if they are expected to be used over a period greater than one year.

●	Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

●	Intangible Assets

Intangible assets are definite-lived intangible assets, amortization is recorded using the straight-line method, which materially approximates the pattern of the assets’ use. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. These factors may include a significant deterioration of operating results, changes in business plans, or changes in anticipated cash flows.

Amortisation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful lives
Licensing	4 years
Softwares	8 years

When factors indicate that a definite-lived intangible asset should be evaluated for possible impairment, the Company reviews intangible assets to assess recoverability from future operations using undiscounted cash flows. If future undiscounted cash flows are less than the carrying value, an impairment is recognized in earnings to the extent that the carrying value exceeds fair value.

●	Impairment of Long-Lived Assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the year/periods presented.

●	Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC Topic 606 — Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue from contracts with customers is recognized using the following five steps:

1. Identify the contract(s) with a customer;

2. Identify the performance obligations in the contract;

3. Determine the transaction price;

4. Allocate the transaction price to the performance obligations in the contract; and

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company is a leading Jakarta-based Online Travel Agency (“OTA”) in Indonesia and across SEA. The NusaTrip acquisition extended the Company’s business reach into SEA regional travel industry and marked the Company’s first foray into Indonesia. Established in 2013 as the first Indonesian OTA accredited by the International Air Transport Association, NusaTrip pioneered offering a comprehensive range of airlines and hotels to Indonesian corporate and retail customers. With its first mover advantage, NusaTrip has onboarded over 1.2 million registered users, over 500 airlines and over 200,000 hotels around the world as well as connected with over 80 million unique visitors.

The Company’s revenues are substantially reported on a net basis as the travel supplier is primarily responsible for providing the underlying travel services and the Company does not control the service provided by the travel supplier to the traveler. Revenue from air ticketing services, air ticket commission, hotel reservation, train ticket, car rental, ancillary revenue including insurance commissions and refund margin are substantially recognized at a point of time when the performance obligations that are satisfied. These revenues cover B2B and B2C sales channel services.

The Company has a software subscription revenue generated from hotel in Vietnam, and online advertising revenue, reported in gross basis, providing a hotel booking management platform for hotel management purposes, and brand advertisement purpose. these revenues are recognized ratably over the time or upon relevant performance obligations being fulfilled.

Ticketing services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for ticketing reservations through the Company’s transaction and service platform under various services agreements. Spread margin and commissions from ticketing reservations rendered are recognized when tickets are issued as this is when the Company’s performance obligation is satisfied. The Company is not entitled to a spread margin and commission fee for the tickets canceled by the end users. Losses incurred from cancelations are immaterial due to a historical low cancelation rate and minimal administrative costs incurred in processing cancelations. The Company occasionally purchases tickets in advance from travel suppliers to reserve inventory for peak travel periods. These advance-purchased tickets are recorded in inventory until sold. However, the Company does not control these tickets in a manner that would suggest principal status. Instead, the Company acts as an intermediary or agent, facilitating the sale between the travel suppliers and end customers. Revenue from these transactions is presented on a net basis in the income statement, as the Company does not have primary responsibility for fulfilling the ticketing service, does not have discretion in establishing the prices charged to end customers, and does not bear significant inventory risk.

Hotel reservation services

The Company receives spread margin from B2B and B2C customers and commissions from travel suppliers for hotel room reservations through the Company’s transaction and service platform. Commissions from hotel reservation services rendered are recognized when the reservation becomes non-cancelable (when the cancelation period provided by the reservation expires) which is the point at which the Company has fulfilled its performance obligation (successfully booking a reservation, which includes certain post-booking services during the cancelation period). Contracts with certain travel suppliers contain incentive commissions typically subject to achieving specific performance targets. The incentive commissions are considered as variable consideration and are estimated and recognized to the extent that the Company is entitled to such incentive commissions. The Company generally receives incentive commissions from monthly arrangements with hotels based on the number of hotel room reservations where end users have completed their stay. The Company presents revenues from such transactions on a net basis in the statements of income and comprehensive income as the Company, generally, does not control the service provided by the travel supplier to the traveler and does not assume inventory risk for canceled hotel reservations.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $991 and $2,678 respectively, in the ticketing and hotel reservation sector.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $1,962 and $8,006 respectively, in the ticketing and hotel reservation sector.

Hotel technology platform software services

The Company receives subscription fee from travel suppliers for hotel room reservation and marketing system through the Company’s reservation and marketing platform.

Subscription fee from hotel technology platform software services rendered are recognized ratably over the fixed term of the agreement as services are provided throughout the contract period, where the performance obligations being fulfilled through the usage of our hotel technology platform software services.

The Company presents revenues from such transactions on a gross basis in the statements of income and comprehensive income as the Company, generally, control the service provided by the travel supplier to the traveler.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $0 and $1,426, respectively, from this stream.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $0 and $6,217, respectively, from this stream.

Online advertising services

The Company receives advertising revenues, which principally represent the sale of banners or sponsorship to customers on the website and mobile. These services are provided continuously over a fixed term as per the customer agreements. Revenue from online advertising services is recognized over time, throughout the duration of the agreement. This method of revenue recognition accurately reflects the ongoing provision of services and the continuous benefit received by the customer as the advertisements are displayed over the agreed period.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $557,103 and $0 respectively, from online advertising services.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $557,103 and $290,675 respectively, from online advertising services.

Ancillary services

Ancillary revenues comprise primarily of the insurance commission and refund margin.

Insurance commission revenue received from B2B and B2C customers for selling of travel insurance through the Company’s transaction and service platform. Commission from travel insurance is recognized when the order is confirmed and paid which is the point at which the Company fulfilled its performance obligation. Refund margin revenue received from B2B and B2C customers for the spread arise from reservations cancellation fee between customers and travel suppliers. This is recognized upon the confirmation of refund amount by both customers and travel suppliers which is the point at which the Company fulfilled its performance obligation.

During the three months ended June 30, 2025 and 2024, the Company generated revenue of $3,053 and $61, respectively, from this stream.

During the six months ended June 30, 2025 and 2024, the Company generated revenue of $4,946 and $25,391, respectively, from this stream.

Principal vs Agent Considerations

In accordance with ASC Topic 606, Revenue Recognition: Principal Agent Considerations, the Company evaluates the terms in the agreements with its customers and vendors to determine whether or not the Company acts as the principal or as an agent in the arrangement with each party respectively. The determination of whether to record the revenue on a gross or net basis depends upon whether the Company has control over the goods prior to transferring it. This evaluation determined that the Company is not in control of establishing the transaction price, not managing all aspects of the terms, even though taking the risk of campaign results and default payment. Based on the Company’s evaluation of the control model, it determined that all the Company’s major businesses act as the agent rather than the principal within their revenue arrangements and such revenues are reported on a net basis.

●	Cost of Revenue

Cost of revenues consists primarily of payroll compensation of platform information technology personnel, platform hosting and platform software payments to suppliers, and related expenses incurred by the Company which are directly attributable to the Company’s hotel technology platform software services. No cost of revenue of online advertising revenue was recorded as online advertisement is shown on our ready/ongoing website and mobile Apps that is not subject to significant direct cost but general IT maintenance cost which record in General and Administrative Expenses.

●	Contract Liabilities

In accordance with ASC Topic 606, a contract liability represents the Company’s obligation to transfer goods or services to a customer when the customer prepays for a good or service or when the customer’s consideration is due for goods and services that the Company will yet provide whichever happens earlier.

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $893,663 and $1,032,363 on June 30, 2025 and December 31, 2024, respectively.

●	Sales and Marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses was $91,465 and $97,855 for the six months ended June 30, 2025 and 2024, respectively. Sales and marketing expenses was $54,363 and $45,214 for the three months ended June 30, 2025 and 2024, respectively

●	Income tax

The Company adopted the ASC Topic 740 “Income Tax” provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the unaudited condensed consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the unaudited condensed consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

In addition to U.S. income taxes, the Company and its wholly-owned foreign subsidiaries, is subject to income taxes in the jurisdictions in which it operates. Significant judgment is required in determining the provision for income tax, there may be transactions and calculations for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

●	Foreign Currencies Translation and Transactions

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated unaudited condensed financial statements have been expressed in US$. The Company’s subsidiaries operating in Singapore maintain its books and record in US$. In addition, The Company’s subsidiaries are operating in the Republic of Vietnam, Malaysia, Indonesia and China and maintains its books and record in its local currency, Vietnam Dong (“VND”), Malaysian Ringgit (“MYR), Indonesian Rupiah (“IDR”), and Chinese Yuan (“CNY”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date.

Shareholders’ equity is translated using historical rates. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from the translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed statements of changes in shareholder’s equity.

Translation of amounts from VND into US$ has been made at the following exchange rates for six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000039
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from MYR into US$ has been made at the following exchange rates for the three months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end MYR:US$ exchange rate	$0.23706	$0.21186
Period average MYR:US$ exchange rate	$0.22842	$0.21147

Translation of amounts from IDR into US$ has been made at the following exchange rates for the three months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end IDR:US$ exchange rate	$0.000062	$0.000061
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Period-end CNY$:US$ exchange rate	$0.13952	$0.13756
Period average CNY$:US$ exchange rate	$0.13788	$0.13882

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are translated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

●	Comprehensive Income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in shareholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Earning Per Share

Basic per share amounts are calculated using the weighted average shares outstanding during the year, excluding unvested restricted stock units. The Company uses the treasury stock method to determine the dilutive effect of stock options and other dilutive instruments. Under the treasury stock method, only “in the money” dilutive instruments impact the diluted calculations in computing diluted earnings per share. Diluted calculations reflect the weighted average incremental common shares that would be issued upon exercise of dilutive options assuming the proceeds would be used to repurchase shares at average market prices for the years.

For the three and six months ended June 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net profit (loss) per share:

	Three months ended June 30,
	2025	2024
Net profit (loss) attributable to Nusatrip Incorporated	$(997,691)	$(436,611)
Weighted average common shares outstanding – Basic and diluted	3,626,592	1,231,615
Net profit (loss) per share – Basic and diluted	$0.28	$(0.35)

	Six months ended June 30,
	2025	2024
Net profit (loss) attributable to Nusatrip Incorporated	$457,378	$(444,489)
Weighted average common shares outstanding – Basic and diluted	7,170,403	1,231,615
Net profit (loss) per share – Basic and diluted	$0.06	$(0.36)

●	Leases

The Company adopted ASC Topic 842, “Leases” (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company adopted ASC Topic 842, “Leases” (“ASC 842”) to determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

When a lease is terminated before the expiration of the lease term, irrespective of whether the lease is classified as a finance lease or an operating lease, the lessee would derecognize the ROU asset and corresponding lease liability. Any difference would be recognized as a gain or loss related to the termination of the lease. Similarly, if a lessee is required to make any payments or receives any consideration when terminating the lease, it would include such amounts in the determination of the gain or loss upon termination.

As of June 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $96,512 and $115,142, respectively.

●	Retirement Plan Costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying consolidated statements of operation as the related employee service is provided.

●	Related parties

The Company follows the ASC Topic 850-10, “Related Party” for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The carve-out combined and consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

●	Commitments and Contingencies

The Company follows the ASC Topic 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s unaudited condensed financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

●	Fair Value Measurement

The Company follows the guidance of the ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC Topic 820-10”), with respect to financial assets and liabilities that are measured at fair value. ASC Topic 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1	Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

Level 2	Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. Black-Scholes Option-Pricing model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs; and

Level 3	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, deposits, prepayments and other receivables, accounts payable, accrued liabilities and other payables, contract liabilities and amounts due from/ to related parties, approximate their fair values because of the short maturity of these instruments.

●	Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

In November 2023, the FASB issued ASU No 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Management has evaluated and concluded no material impact of this to the financial statements as disclosed in “Segment Information”.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted.

Except as mentioned above, there are no new recently issued accounting standards that will have a material impact on the Company’s carve-out combined and consolidated financial statements. The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s carve-out combined and consolidated financial statements.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Internal Control Over Financial Reporting

Our management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive officer and chief financial officer and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no significant changes in our internal controls over financial reporting that occurred during the period ended June 30, 2025 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We know of no materials, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest averse to us.

Item 1a. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer *

32.2	Section 1350 Certification of principal financial officer *

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSATRIP INCORPORATED

Date: August 29, 2025
	By:	/s/ Tjin Patrick Soetanto
	Name:	Tjin Patrick Soetanto
	Title:	Chief Executive Officer (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSATRIP INCORPORATED

Date: August 29, 2025
	By:	/s/ Yee Siong Tan
	Name:	Yee Siong Tan
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)