Form 10-Q
period 2025-09-30
NUSATRIP Inc
filed 2025-11-14
CIK 2006468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2025
Common Stock, $0.0001 par value	19,379,168

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(Currency expressed in United States Dollars (“US$”))

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,104,182	$6,934,107
Restricted cash	50,000	53,900
Accounts receivable	976,984	208,411
Amount due from related parties	9,528,747	1,138,538
Inventories	18,431	77,492
Deposits, prepayments and other receivables	11,155,320	2,655,360
Total current assets	26,833,664	11,067,808

Non-current assets:
Plant and equipment, net	63,081	88,596
Intangible assets	19,666	38,507
Right of use assets, net – operating leases	87,814	115,142
Deferred tax asset	9,763	57,688
Total non-current assets	180,324	299,933

TOTAL ASSETS	$27,013,988	$11,367,741

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,928,951	$801,677
Accrued liabilities and other payables	11,094,739	12,758,278
Contract liabilities	692,652	1,032,363
Amount due to shareholder	—	8,568
Amounts due to related parties	2,350,223	2,366,967
Loan	116,040	—
Lease liabilities – operating leases	54,429	105,349
Total current liabilities	16,237,034	17,073,202

Non-current liabilities:
Lease liabilities – operating leases	34,690	11,076
Other payables	115,725	111,523
Total non-current liabilities	150,415	122,599

TOTAL LIABILITIES	16,387,449	17,195,801

SHAREHOLDERS’ EQUITY (DEFICIT)
Treasury stock	(8)	(8)
Series X Super Voting Preferred Stock, $0.0001 par value, 75,000 shares designated; 75,000 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	8
Common stock, par value US$0.0001, 200,000,000 shares authorized, 19,379,168 and 14,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,938	1,400
Additional paid-in capital	18,896,252	2,092,469
Accumulated other comprehensive income	479,991	239,599
Accumulated deficit	(6,872,097)	(6,292,518)
Total equity attributable to Nusatrip Incorporated	12,506,084	(3,959,050)
Non-controlling interest	(1,879,545)	(1,869,010)
TOTAL EQUITY (DEFICIT)	10,626,539	(5,828,060)

TOTAL LIABILITIES AND EQUITY	$27,013,988	$11,367,741

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue, net
Sales – online ticketing and reservation	$563,150	154,785	$1,275,337	$538,761
Sales – hotel reservation	1,014	6,672	2,976	14,678
Sales – online advertisement	200,000	—	757,103	290,675
Sales – ancillary	4,510	11,485	9,456	36,876
Software sales	—	504	—	6,721
Total revenue	768,674	173,446	2,044,872	887,711

Cost of revenue:
Software cost	—	(4,279)	—	(16,469)
Total cost of revenue	—	(4,279)	—	(16,469)

Gross income	768,674	169,167	2,044,872	871,242

Operating expenses:
Sales and marketing expenses	(43,865)	(37,071)	(135,330)	(134,926)
General and administrative expenses	(1,972,196)	(205,188)	(3,304,486)	(1,255,893)
Total operating expenses	(2,016,061)	(242,259)	(3,439,816)	(1,390,819)

Loss from operations	(1,247,387)	(73,092)	(1,394,944)	(519,577)

Other income (expense):
Interest income	1,359	418	3,287	1,773
Interest expense	—	—	(55)	—
Loss on written-off ROU	(69)	—	(69)	—
Other income	244,681	32,537	847,743	33,745
Total other income (expense)	245,971	32,955	850,906	35,518
Loss before income taxes	(1,001,416)	(40,137)	(544,038)	(484,059)

Income taxes	(47,839)	(3,330)	(47,839)	(3,897)

NET LOSS	(1,049,255)	(43,467)	(591,877)	(487,956)
NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(85,565)	(434)	(12,298)	(4,879)

NET LOSS ATTRIBUTABLE TO NUSATRIP INCORPORATED	$(963,690)	$(43,033)	$(579,579)	$(483,077)

Other comprehensive loss:
Net loss	(1,049,255)	(43,467)	(591,877)	(487,956)
Foreign currency translation adjustment	175,707	(476,017)	242,155	(113,864)

TOTAL OTHER COMPREHENSIVE LOSS	$(873,548)	$(519,484)	$(349,722)	$(601,820)

Net loss attributable to non-controlling interest	(85,565)	(434)	(12,298)	(4,879)
Foreign currency translation adjustment attributable to non-controlling interest	14,144	(4,571)	1,763	(1,107)
Total other comprehensive loss attributable to Nusatrip Incorporated	$(802,127)	$(514,479)	$(339,187)	$(595,834)

Net loss per share attributable to Nusatrip Incorporated:
– Basic	$(0.17)	$(0.01)	$(0.06)	$(0.12)
– Diluted	$(0.17)	$(0.01)	$(0.06)	$(0.12)

Weighted average common shares outstanding
– Basic	5,532,163	3,057,702	9,075,974	4,117,350
– Diluted	5,532,163	3,057,702	9,075,974	4,117,350

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Three and Nine Months ended September 30, 2025
	Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	other comprehensive (loss) income	Accumulated deficits	Non- controlling interest	Total Stockholders’ deficit
Balances at January 1, 2025	75,000	$8	14,000,000	$1,400	(75,000)	$(8)	$2,092,469	$239,599	$(6,292,518)	$(1,869,010)	$(5,828,060)
Shares issued for services	—	—	1,066,668	107	—	—	1,599,895	—	—	—	1,600,002
Foreign currency translation adjustment	—	—	—	—	—	—	—	244,610	—	4,087	248,697
Net loss for the period	—	—	—	—	—	—	—	—	(536,219)	(4,094)	(540,313)

Balances at March 31, 2025	75,000	$8	15,066,668	$1,507	(75,000)	$(8)	$3,692,364	$484,209	$(6,828,737)	$(1,869,017)	$(4,519,674)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(165,781)	—	(16,468)	(182,249)
Net profit for the period	—	—	—	—	—	—	—	—	920,330	77,361	997,691

Balances at June 30, 2025	75,000	$8	15,066,668	$1,507	(75,000)	$(8)	$3,692,364	$318,428	$(5,908,407)	$(1,808,124)	$(3,704,232)
Shares issued	—	—	4,312,500	431	—	—	15,203,888	—	—	—	15,204,319
Foreign currency translation adjustment	—	—	—	—	—	—	—	161,563	—	14,144	175,707
Net loss for the period	—	—	—	—	—	—	—	—	(963,690)	(85,565)	(1,049,255)

Balances at September 30, 2025	75,000	$8	19,379,168	$1,938	(75,000)	$(8)	$18,896,252	$479,991	$(6,872,097)	$(1,879,545)	$10,626,539

	Three and Nine Months ended September 30, 2024
	Preferred Stock		Common Stock		Treasury Stock			Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	other comprehensive (loss) income	Accumulated deficits	Non- controlling interest	Total Stockholders’ Equity
Balances at January 1, 2024	—	$—	1,000	$—	—	$—	$2,092,469	$2,877	$(5,513,293)	$(1,863,334)	$(5,281,281)
Foreign currency translation adjustment	—	—	—	—	—	—	—	167,345	—	1,668	169,013
Net loss for the period	—	—	—	—	—	—	—	—	(7,799)	(79)	(7,878)

Balances at March 31, 2024	—	$—	1,000	$—	—	$—	$2,092,469	$170,222	$(5,521,092)	$(1,861,745)	$(5,120,146)
Shares issued for services	—	—	7,999,000	800	—	—	—	—	—	—	800
Foreign currency translation adjustment	—	—	—	—	—	—	—	191,345	—	1,796	193,141
Net loss for the period	—	—	—	—	—	—	—	—	(432,245)	(4,366)	(436,611)

Balances at June 30, 2024	—	$—	8,000,000	$800	—	$—	$2,092,469	$361,567	$(5,953,337)	$(1,864,315)	$(5,362,816)
Shares issued for services	75,000	8	6,000,000	600	—	—	—	—	—	—	608
Foreign currency translation adjustment	—	—	—	—	—	—	—	(471,446)	—	(4,571)	(476,017)
Net loss for the period	—	—	—	—	—	—	—	—	(43,033)	(434)	(43,467)

Balances at September 30, 2024	75,000	$8	14,000,000	$1,400	—	$—	$2,092,469	$(109,879)	$(5,996,370)	$(1,869,320)	$(5,881,692)

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”))

	Nine Months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(591,877)	$(487,956)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	45,885	83,419
Deferred tax assets	47,925	85,742
Bad debt written off	—	33,883
Loss from early lease termination	69	—
Stock to be issued – professional fee	—	8
Change in operating assets and liabilities:
Accounts receivable	(776,907)	74,825
Inventories	55,962	119,630
Deposits, prepayments and other receivables	(8,606,143)	375,368
Contract liabilities	(298,429)	492,068
Accounts payables	1,159,332	1,067,000
Accrued liabilities and other payables	(1,144,697)	994,787
Advances to related parties	(8,366,056)	(88,044)
Right of use assets	103,731	89,319
Operating lease liabilities	(102,599)	(88,306)
Net cash (used in) provided by operating activities	(18,473,804)	2,751,743

Cash flows from investing activity:
Purchase of plant, and equipment	(215)	(9,826)

Cash flows from financing activities:
Proceeds from issuance of shares	16,804,321	—
Proceed loan from issuance	116,040	—
Net cash generated from financing activities	16,920,361	—

Effect on exchange rate change on cash and cash equivalents	(280,167)	12,262
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,833,825)	2,754,179
CASH AND CASH EQUIVALENT AT BEGINNING OF YEAR	6,988,007	670,547

CASH AND CASH EQUIVALENT AT END OF YEAR	$5,154,182	$3,424,726

Supplemental disclosure of cash flow information:
Non-cash issuance of common stock by offsetting amount due	$—	$1,400
Cash paid for interest	$55	$—
Cash paid for income tax	$—	$—

Reconciliation to amounts on condensed unaudited consolidated balance sheets:
Cash and cash equivalents	$5,104,182	$3,370,626
Restricted cash	50,000	54,100

Total cash, cash equivalents and restricted cash	$5,154,182	$3,424,726

See accompanying notes to unaudited condensed consolidated financial statements.

NUSATRIP INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The accompanying carve-out combined and consolidated financial statements reflect the activities of the Company and each of the entities, as contemplated after the Reorganization, as described below:

Description of subsidiaries incorporated by the Company

Schedule of Description of subsidiaries

Name	Place and date of incorporation	Principal activities	Particulars of registered/paid up share capital	Effective interest held
PT Tunas Sukses Mandiri (“PTTSM”)	Indonesia February 8, 2010	Online ticketing and reservation	IDR 26,000,000	99%
Nusatrip Malaysia Sdn Bhd (“NMSB”)	Malaysia March 1, 2017	Online ticketing and reservation	MYR 52,000	99%
Nusatrip Singapore Pte. Ltd. (“NSPL”)	Singapore December 6, 2016	Online ticketing and reservation	SGD 212,206	99%
Nusatrip International Pte. Ltd. (“NIPL”)	Singapore January 9, 2015	Online ticketing and reservation	SGD 905,007	99%
Mekong Leisure Travel Company Limited (“MLTCL”)	Vietnam October 6, 2011	Online ticketing, reservation and system	VND 875,460,000	99%
Vietnam International Travel and Service Joint Stock Company (“VITS”)	Vietnam November 16, 2012	Ticketing	VND 1,900,000,000	99%
Nusatrip Technology (Beijing) Co., Ltd. (“NTBJ”)	China May 22, 2025	Online ticketing, reservation and system	CNY 715,650	99%
Nusatrip (Hong Kong) Limited (“NTHK”)	Hong Kong July 2, 2025	Online ticketing and reservation	HK 1	99%
Nusatrip Comm Pte. Ltd. (“NCPL”)	Singapore September 1, 2025	Telecommunications resellers	SGD 10,000	99%
Nusatrip Flight Limited (“NFHK”)	Hong Kong October 21, 2025	Online ticketing and reservation	HK 780,000	99%

Reorganization

The Reorganization transactions are completed as of the date these carve-out combined and consolidated financial statements were available to be issued:

The Company’s ultimate holding company is Society Pass Incorporated (“SOPA”), which is incorporated in State of Nevada on September 22, 2018 and is currently listed on the Nasdaq Exchange under a ticker of SOPA.

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

On July 2, 2025, the Company’s 99% owned subsidiary, Nusatrip International Pte. Ltd. (“NIPL”), acquired 100% of the outstanding capital stock of Nusatrip (Hong Kong) Limited (“NTHK”) for HK$1. NTHK, incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China, and both engaged in online ticketing and reservation services.

On September 1, 2025, the Company’s 99% owned subsidiary, Nusatrip International Pte. Ltd. (“NIPL”), acquired 100% of the outstanding capital stock of Nusatrip Comm Pte. Ltd. (“NCPL”) for S$10,000. NCPL, incorporated under the laws of Singapore, is engaged in telecommunication resellers, while NIPL is principally engaged in online ticketing and reservation services.

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

Immediately before and as contemplated by the Reorganization, the Company is legally formed and ultimately controlled by SOPA. As such, the accompanying carve-out combined and consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the travel agency business before the Reorganization. The carve-out combined and consolidated financial statements are presented as if the Company had been in existence and the reorganization had been in effect during the period ended December 31, 2021, 2022, 2023, 2024 and September 30, 2025.

The excess or deficit arise from elimination between capital stock of subsidiaries and investment cost of holding companies arise from group restructuring exercise are charged to additional paid in capital and other equity is consolidated in effect during the period ended December 31, 2024 and 2023.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $5,104,182 and $6,934,107, respectively.

●	Restricted cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

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

The Company did not recognize any allowance for doubtful accounts and credit losses at September 30, 2025 and December 31, 2024.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs is air ticket which is purchased from the Company’s suppliers as trading goods. The inventories are generally held for 0 to 180 days. The Company provides inventory allowances based on excess and obsolete inventories determined principally by expiry date. During the three and nine months  ended September 30, 2025 and 2024, the Company recorded none of allowance for obsolete inventories. The inventories amounted to $18,431 and $77,492 at September 30, 2025 and December 31, 2024, respectively.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years
Furniture and fixtures	5 years

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

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as plant and equipment and intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months  ended September 30, 2025 and 2024 presented.

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $1,014 and $6,672 respectively, in the hotel reservation sector.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $2,976 and $14,678 respectively, in the ticketing and hotel reservation sector.

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $0 and $504, respectively, from this stream.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $0 and $6,721, respectively, from this stream.

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $200,000 and $0 respectively, from online advertising services.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $757,103 and $290,675 respectively, from online advertising services.

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $4,510 and $11,485, respectively, from this stream.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $9,456 and $36,876, respectively, from this stream.

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

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $692,652 and $1,032,363 on September 30, 2025 and December 31, 2024, respectively.

●	Sales and Marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses was $135,330 and $134,926 for the nine months ended September 30, 2025 and 2024, respectively. Sales and marketing expenses was $43,865 and $37,071 for the three months ended September 30, 2025 and 2024, respectively.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated unaudited condensed financial statements have been expressed in US$. The Company’s subsidiaries operating in Singapore maintain its books and record in US$. In addition, The Company’s subsidiaries are operating in the Republic of Vietnam, Malaysia, Indonesia and China and maintains its books and record in its local currency, Vietnam Dong (“VND”), Malaysian Ringgit (“MYR), Indonesian Rupiah (“IDR”), Chinese Yuan (“CNY”) and Hong Kong (“HKD”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date.

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

Schedule of Foreign currencies translation and transactions:

Translation of amounts from VND into US$ has been made at the following exchange rates for nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000041
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end MYR:US$ exchange rate	$0.237499	$0.24267
Period average MYR:US$ exchange rate	$0.231136	$0.21592

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end IDR:US$ exchange rate	$0.000060	$0.000066
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end CNY$:US$ exchange rate	$0.140445	$0.142554
Period average CNY$:US$ exchange rate	$0.138498	$0.139134

Translation of amounts from HKD into US$ has been made at the following exchange rates for nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD$:US$ exchange rate	$0.128514	$0.128697
Period average HKD$:US$ exchange rate	$0.128175	$0.128004

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

For the three and nine months ended September 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2025	2024
Net loss attributable to Nusatrip Incorporated	$(963,690)	$(43,033)
Weighted average common shares outstanding – Basic and diluted	5,532,163	3,057,702
Net loss per share – Basic and diluted	$(0.17)	$(0.01)

	Nine months ended September 30,
	2025	2024
Net loss attributable to Nusatrip Incorporated	$(579,579)	$(483,077)
Weighted average common shares outstanding – Basic and diluted	9,075,974	4,117,350
Net loss per share – Basic and diluted	$(0.06)	$(0.12)

●	Leases

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

As of September 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $87,814 and $115,142, respectively.

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

NOTE – 3 REVENUE

Revenue was generated from the following activities:

	Nine months ended September 30,
	2025	2024
At a point in time:
Sales – online ticketing and reservation	$1,275,337	$538,761
Sales – hotel reservation	2,976	14,678
Sales – ancillary	9,456	36,876
Over a period of time:
Sales – online advertisement	757,103	290,675
Hotel technology platform software	—	6,721
	$2,044,872	$887,711

	Three months ended September 30,
	2025	2024
At a point in time:
Sales – online ticketing and reservation	$563,150	$154,785
Sales – hotel reservation	1,014	6,672
Sales – ancillary	4,510	11,485
Over a period of time:
Sales – online advertisement	200,000	—
Hotel technology platform software	—	504
	$768,674	$173,446

Contract liabilities recognized was related to online ticketing and reservation, hotel reservation, digital marketing, and software sales and the following is reconciliation for the periods presented:

Schedule of Contract liabilities:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Contract liabilities, brought forward	$1,032,363	$1,220,549
Add: recognized as deferred revenue	14,902	34,514
Less: recognized as revenue	(354,613)	(222,700)
Contract liabilities, carried forward	$692,652	$1,032,363

The below sales are based on the countries in which the customer is located. Summarized financial information concerning our geographic segments is shown in the following tables:

Schedule of geographic segment

	Nine months ended September 30,
	2025	2024
Indonesia	$445,168	$672,013
Vietnam	25,571	79,927
Singapore	1,574,005	135,367
Malaysia	128	404
	$2,044,872	$887,711

	Three months ended September 30,
	2025	2024
Indonesia	$192,725	$109,462
Vietnam	8,440	10,364
Singapore	567,507	53,608
Malaysia	2	12
	$768,674	$173,446

NOTE – 4 DEPOSIT, PREPAYMENTS AND OTHER RECEIVABLES

	September 30, 2025	December 31, 2024
	(Unaudited)
Deposits (related to airlines) *	$8,163,208	$2,242,314
Prepayments	2,916,582	392,134
Value added tax	11,776	1,072
Other receivables	63,754	19,840
	$11,155,320	$2,655,360

*	Deposits (related to airlines) represent amounts placed with various airline partners in connection with the Company’s ticketing and booking operations. These deposits are required under commercial arrangements with the airlines to facilitate the issuance of flight tickets through the Company’s online platform. Such deposits generally serve as working balances and are either refundable or applied against future ticket purchases, depending on the terms of the respective agreements. The balances vary from period to period based on transaction volumes and settlement schedules with the airlines.

NOTE – 5 INVENTORIES

	September 30, 2025	December 31, 2024
	(Unaudited)
Trading goods	$18,431	$77,492

Finished goods inventories were related to air ticket reservation with general holding period of 0 to 180 days. The costs are recognized directly by net off against the Gross Merchandise Value to derive the revenue during the period ended September 30, 2025 and December 31, 2024, respectively. The inventories amounted to $18,431 and $77,492 as of September 30, 2025 and December 31, 2024, respectively. No allowance reserve for excess and obsolete inventories as of September 30, 2025 and December 31, 2024.

NOTE – 6 INTANGIBLE ASSETS

As of September 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	September 30, 2025	December 31, 2024
		(Unaudited)
At cost:
Software	8 years	$544,467	$562,615
Licensing	4 years	5,741	5,933
		550,208	568,548
Less: accumulated depreciation		(530,542)	(530,041)
		$19,666	$38,507

Computer software includes business and operating software and license acquired from third parties.

Amortization of intangible assets for the three months ended September 30, 2025 and 2024 were $5,964 and $6,160, respectively.

Amortization of intangible assets for the nine months ended September 30, 2025 and 2024 were $17,892 and $18,479, respectively.

None of the above amortization was recognised under cost of revenue.

NOTE – 7 PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
At cost:
Computer	$252,741	$256,128
Office equipment	2,208	1,989
Furniture and fixtures	1,919	—
Renovation	110,804	116,467
	367,672	374,584
Less: accumulated depreciation	(304,591)	(285,988)
	63,081	88,596

Depreciation expense for the three months ended September 30, 2025 and 2024 were $9,502 and $21,590, respectively.

Depreciation expense for the nine months ended September 30, 2025 and 2024 were $27,993 and $64,940, respectively.

None of the above depreciation was recognised under cost of revenue.

Schedule of geographic segments:

	September 30, 2025	December 31, 2024
	(Unaudited)
Indonesia	$61,156	$87,119
Vietnam	1,151	1,477
China	774	—
	63,081	88,596

NOTE – 8 AMOUNTS DUE FROM (TO) RELATED PARTIES

Amounts due from (to) related parties consisted of the following:

	September 30, 2025	December 31, 2024
Name of Companies	(Unaudited)
Amount due from related parties
SoPa Technology Pte Ltd	$5,415,738	$1,065,578
Thoughtful (Thailand) Co Ltd	2,759	2,760
Thoughtful Media Group Inc	500,025	—
Thoughtful Media (Singapore) Pte Ltd	500,000	—
SoPa Technology Co Ltd	41,825	—
Society Pass Incorporated	3,068,400	70,200
	$9,528,747	$1,138,538

Amount due to related parties
Society Pass Incorporated	$(1,044,745)	$(1,047,600)
SoPa Technology Pte Ltd	(1,233,596)	(997,955)
Thoughtful Media Group Co Ltd	(26,638)	(39,039)
PT Thoughtful Media Indonesia	—	(203,980)
SoPa Technology Co Ltd	—	(43,336)
Adactive Media CA Incorporated	(35,013)	(35,057)
Ngo Thi Cham	(10,231)	—
	$(2,350,223)	$(2,366,967)

The amounts due from (to) related parties as discussed above are non-trade, unsecured, interest-free and have no fixed terms of repayment. These related parties are controlled by Society Pass Inc. Ngo Thi Cham is the legal representative of Mekong Leisure Travel JSC and Vietnam International Travel and Service JSC.

NOTE – 9 ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Accrued payroll	$48,823	$69,332
Accrued VAT expenses	11,516	8,400
Accrued taxes	1,132,990	1,459,052
Customer deposit	8,722,066	10,130,886
Customer refund	1,078,887	856,829
Other payables	72,201	205,345
Other accruals	28,256	28,434
Total accrued liabilities and other payables	$11,094,739	$12,758,278

NOTE – 10 LEASES

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

The Company has entered into commercial operating leases for office space. Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the condensed consolidated balance sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of September 30, 2025 and December 31, 2024.

As of September 30, 2025, the Company used a weighted average incremental borrowing rate of 4.95% to determine the present value of the lease payments. The weighted average remaining life of the lease was 1.82 years.

As of December 31, 2024, the Company used a weighted average incremental borrowing rate of 7.16% to determine the present value of the lease payments. The weighted average remaining life of the lease was 1.03 years.

During the three and nine months ended September 30, 2025, a new lease arrangement was entered, and accounted as per ASC Topic 842.

The Company excluded short-term leases (those with lease terms of less than one year at inception) from the measurement of lease liabilities or right-of-use assets. The following tables summarize the lease expense, as follows:

	Nine months ended September 30,
	2025	2024

Operating lease expense (per ASC 842)	$107,613	$89,222
Short-term lease expense (other than ASC 842)	—	21,281
Total lease expense	$107,613	$110,503

As of September 30, 2025, right-of-use assets were $87,814 and lease liabilities were $89,119.

As of December 31, 2024, right-of-use assets were $115,142 and lease liabilities were $116,425.

Components of Lease Expense

We recognize lease expense on a straight-line basis over the term of our operating leases, as reported within “general and administrative” expense on the accompanying consolidated statement of operations.

Future Contractual Lease Payments as of September 30, 2025

The below table summarizes our (i) minimum lease payments over the next two periods, (ii) lease arrangement implied interest, and (iii) present value of future lease payments for the next two periods ending September 30:

Period ended September 30,	Operating lease amount
2026	$57,141
2027	35,463
Total	92,604
Less: interest	(3,485)
Present value of lease liabilities	$89,119
Less: non-current portion	(34,690)
Present value of lease liabilities – current liability	$54,429

NOTE – 11 LOAN

	September 30, 2025	December 31, 2024
	(Unaudited)

Loan – A (i)	$116,040	$—

i)	On August 19, 2025, the Company entered into a premium finance agreement with IPFS Corporation through its insurance broker, Arthur J. Gallagher Risk Management Services LLC, to finance the annual Directors and Officers (D&O) insurance policies underwritten by Palomar Excess and Surplus Insurance Company and XL Specialty Insurance Company.

The total insurance premium amounted to $145,050, of which a down payment of $29,010 was made upon inception. The remaining principal balance of $116,040 is financed through nine (9) equal monthly installments of $13,352, beginning September 15, 2025, bearing an annual percentage rate (APR) of 8.45 % and a total finance charge of $4,124. The total payments due under the agreement are $120,164.

The insurance policy provides coverage for the period August 15, 2025 through August 14, 2026. Accordingly, the full premium is recorded as a prepaid insurance asset, which is amortized on a straight-line basis over the 12-month coverage period, while the financed portion is recognized as a short-term loan payable.

The loan is secured by a security interest in all rights, title, and interest to the financed insurance policies, including any unearned premiums or refunds arising from cancellation or adjustments to the policy coverage.

As of September 30, 2025, only the initial down payment of $29,010 had been made, with no installment payments yet due.

NOTE – 12 SHAREHOLDERS’ EQUITY (DEFICIT)

Authorized stock

The Company is authorized to issue two classes of stock. The total number of shares of stock which the Company is authorized to issue is 210,000,000 shares of capital stock, consisting of 200,000,000 shares of Common Stock at $0.0001 par value per share, of which 14,000,000 and 1,000 shares are designated for the year ended December 31, 2024 and 2023, respectively, and 10,000,000 shares of preferred stock at $0.0001 par value per share, of which 75,000 and 0 shares are designated for the year ended December 31, 2024 and 2023, respectively. For the three and nine months period ended September 30, 2025 and 2024, the Company did not recognize any amortization of stock compensation expense.

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

On August 18, 2025,   the Company completed its initial public offering of 3,750,000 shares of Common Stock at an offering price of $4.00 per share and the Company issued 3,750,000 shares of Common Stock to Cathay Securities Inc at a price of $0.0001 per share.

On September 5, 2025, the Company issued an additional 562,500 shares of Common Stock to Cathay Securities Inc at a price of $0.0001 per share.

As of September 30, 2025 and December 31, 2024, the Company had a total of 19,379,168 and 14,000,000 shares of its common stock issued and outstanding respectively.

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

NOTE – 13 PREFERRED STOCKS

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

NOTE – 14 INCOME TAXES

For the nine months ended September 30, 2025 and 2024, the local (“Nevada”) and foreign components of loss before income taxes were comprised of the following:

	Nine months ended September 30,
	2025	2024
Tax jurisdiction from:
- Local	$—	$—
- Foreign	47,839	3,897
	$47,839	$3,897

Reconciliation of statutory to effective tax rate:

	Nine months ended September 30,
	2025	2024
Loss before tax	$(544,038)	$(484,059)

U.S. federal statutory tax rate (21%)	(114,248)	(101,653)
Foreign gain (loss) taxed at different rates	8,926	(9,002)
Non-deductible expenses	32,510	33,763
Valuation allowance adjustments	120,651	80,789
	$47,839	$3,897

The effective tax rate in the period presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rate. The Company operating in various countries are subject to taxes in the jurisdictions in which they operate, as follows:

United States

The Company is registered in the Nevada and is subject to the tax laws of United States.

As of September 30, 2025, no operating losses which can be carried forward to offset future taxable income.

Singapore

The Company’s subsidiary is registered in the Republic of Singapore and is subject to the tax laws of Singapore.

As of September 30, 2025, the Company’s subsidiary operations in the Singapore incurred $149,838 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $24,974 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Vietnam

The Company’s subsidiary operating in Vietnam is subject to the Vietnam Income Tax at a standard income tax rate of 20% during its tax year.

As of September 30, 2025, the Company’s subsidiary operations in the Vietnam incurred $53,924 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $8,727 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Indonesia

The Company’s subsidiary is registered in Indonesia and is subject to the tax laws of Indonesia at a standard income tax rate of 22% during its tax year.

As of September 30, 2025, the the Company’s subsidiary operations in the Indonesia incurred $29,972 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2026, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $24,974 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

China

The Company’s subsidiary is registered in China and is subject to the tax laws of the People’s Republic of China at a standard income tax rate of 20% during its tax year.

As of September 30, 2025, the Company’s subsidiary operations in China incurred $20,140 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $5,021.

Hong Kong

The Company’s subsidiary is incorporated in Hong Kong and is subject to the Hong Kong Profits Tax at a standard rate of 17%  on assessable income for the tax year.

As of September 30, 2025, the Company’s Hong Kong operations incurred $51,248 of cumulative net operating losses which can be carried forward to offset future taxable profits, in accordance with the Hong Kong Inland Revenue Ordinance. The net operating loss carryforwards have no expiration period under current Hong Kong tax law. The Company has provided for a full valuation allowance against the deferred tax assets of $8,456 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Malaysia

The Company’s subsidiary is registered in Malaysia and is subject to the Malaysia Income Tax at a standard income tax rate of 24% during its tax year.

As of September 30, 2025, the operation in the Malaysia incurred $2,985 of net operating gain. The Company has provided for a full tax effect allowance against the current and deferred tax expenses of $717.

Uncertain tax position

The Company is subject to taxation in the U.S. and various foreign jurisdictions. U.S. federal income tax returns for 2018 and after remaining open to examination. We and our subsidiaries are also subject to income tax in multiple foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of September 30, 2025 and December 31, 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the period ended September 30, 2025 and December 31, 2024, there were no penalties or interest recorded in income tax expense.

Income tax liability is calculated based on a separate return basis as if SOPA had filed separate tax returns before the completion of the Reorganization. Immediately following the Reorganization, the Company began to file separate tax returns and report the income tax based on the actual tax return of each legal entity under its respective tax regime.

Deferred tax assets and liabilities are recognized for future tax consequences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the tax year in which the differences are expected to reverse. Significant deferred tax assets and liabilities of the Company as of September 30, 2025 and December 31, 2024 consist of the following:

Schedule of Deferred Tax Assets and Liabilities

	September 30, 2025	December 31, 2024
	(unaudited)

Cumulative loss	$8,748,055	$8,156,178

Deferred tax asset	120,651	88,913
Valuation allowance adjustments	(120,651)	(88,913)
Post employment benefit	9,763	57,688
Deferred tax assets, net	$9,763	$57,688

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

NOTE – 15 PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in all countries operating in the Company. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the nine months ended September 30, 2025 and 2024, $42,050 and $71,010   contributions were made accordingly. During the three months ended September 30, 2025 and 2024, $14,171 and $27,406 contributions were made accordingly.

NOTE – 16 RELATED PARTY TRANSACTIONS

From time to time, shareholder of the Company advanced funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

The Company has no other significant or material related party transactions during the periods presented.

NOTE – 17 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a) Major customers

For the three and nine months ended September 30, 2025 and 2024, respectively, the customers who accounted for 10% or more of the Company’s revenues and its outstanding receivable balances at period-end dates, are presented as follows:

	For the Three Months Ended September 30, 2025		As of September 30, 2025
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$399,254	51.94%	$—
Customer B	$—	—%	$—
Customer C	$—	—%	$250,000
Customer D	$200,000	26.02%	$200,000

	For the Nine Months Ended September 30, 2025		As of September 30, 2025
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$822,636	40.23%	$—
Customer B	$300,000	14.67%	$—
Customer C	$250,000	12.23%	$250,000
Customer D	$200,000	9.78%	$200,000

	For the Three Months Ended September 30, 2024		As of September 30, 2024
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$64,026	36.91%	$—

	For the Nine Months Ended September 30, 2024		As of September 30, 2024
		Percentage of	Accounts
Customer	Revenue	revenues	receivable
Customer A	$138,014	15.55%	$—

(b) Credit risk

Financial instruments that are potentially subject to credit risk consist principally of cash and cash equivalents, trade receivables, amount due from related parties and other receivables. The Company believes the concentration of credit risk in its financial instruments  is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors affecting the credit risk of specific customers, historical trends and other information.

(c) Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in VND, SGD, CNY, HKD, IDR and MYR and a significant portion of the assets and liabilities are denominated in VND, SGD, CNY, HKD, IDR and MYR. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and VND, SGD, CNY, HKD, IDR and MYR. If VND, SGD, CNY, HKD, IDR and MYR depreciate against US$, the value of VND, SGD, CNY, HKD, IDR and MYR revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

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

NOTE – 18 COMMITMENTS AND CONTINGENCIES

As of September 30, 2025, the Company had no material commitments or contingencies.

NOTE – 19 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2025, up through November 14, 2025, the Company issued the unaudited condensed consolidated financial statements.

On October 21, 2025, the Company’s 99% owned subsidiary, Nusatrip International Pte. Ltd. (“NIPL”),   incorporated Nusatrip Flight Limited (“NFHK”) for HK$780,000, under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China, and both engaged in online ticketing and reservation services.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K, dated September 30, 2025, for the year ended December 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

The Reorganization transactions are completed as of the date these carve-out combined and consolidated financial statements were available to be issued:

The Company’s ultimate holding company is Society Pass Incorporated (“SOPA”), which is incorporated in State of Nevada on September 22, 2018 and is currently listed on the Nasdaq Exchange under a ticker of SOPA.

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

On July 2, 2025, the Company’s 99% owned subsidiary, Nusatrip International Pte. Ltd. (“NIPL”), acquired 100% of the outstanding capital stock of Nusatrip (Hong Kong) Limited (“NTHK”) for HK$1. NTHK, incorporated under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China, and both engaged in online ticketing and reservation services.

On September 1, 2025, the Company’s 99% owned subsidiary, Nusatrip International Pte. Ltd. (“NIPL”), acquired 100% of the outstanding capital stock of Nusatrip Comm Pte. Ltd. (“NCPL”) for S$10,000. NCPL, incorporated under the laws of Singapore, is engaged in telecommunication resellers, while NIPL is principally engaged in online ticketing and reservation services.

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

Immediately before and as contemplated by the Reorganization, the Company is legally formed and ultimately controlled by SOPA. As such, the accompanying carve-out combined and consolidated financial statements include the assets, liabilities, revenue, expenses and cash flows that are directly attributable to the travel agency business before the Reorganization. The carve-out combined and consolidated financial statements are presented as if the Company had been in existence and the reorganization had been in effect during the period ended December 31, 2021, 2022, 2023, 2024 and September 30, 2025.

The excess or deficit arise from elimination between capital stock of subsidiaries and investment cost of holding companies arise from group restructuring exercise are charged to additional paid in capital and other equity is consolidated in effect during the period ended December 31, 2024 and 2023.

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

Financial Condition

Results of Operations

The following table sets forth certain operational data for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue, net	$768,674	$173,446	$2,044,872	$887,711
Cost of revenue	—	(4,279)	—	(16,469)
Gross income	768,674	169,167	2,044,872	871,242
Less operating expenses:
Sales and marketing expenses	(43,865)	(37,071)	(135,330)	(134,926)
General and administrative expenses	(1,972,196)	(205,188)	(3,304,486)	(1,255,893)
Total operating expenses	(2,016,061)	(242,259)	(3,439,816)	(1,390,819)
Loss from operations	(1,247,387)	(73,092)	(1,394,944)	(519,577)

Other income (expense):
Interest income	1,359	418	3,287	1,773
Interest expense	—	—	(55)	—
Loss on written-off ROU	(69)	—	(69)	—
Other income	244,681	32,537	847,743	33,745
Total other income	245,971	32,955	850,906	35,518
Loss before income taxes	(1,001,416)	(40,137)	(544,038)	(484,059)
Income taxes	(47,839)	(3,330)	(47,839)	(3,897)
NET LOSS	$(1,049,255)	$(43,467)	$(591,877)	$(487,956)

Revenue. We generated revenues of $768,674 and $173,446 during the three months ended September 30, 2025 and 2024, respectively. We generated revenues of $2,044,872  and $887,711 during the nine months ended September 30, 2025 and 2024, respectively.

Our revenues were mainly generated by the sales of travel product and services and the following table sets forth the breakdown of our revenue by product and service lines.

For the three months ended September 30, 2025 and 2024

	For the Three Months Ended		For the Three Months Ended
	September 30, 2025		September 30, 2024
	Revenue	% of total revenue	Revenue	% of total revenue
Ticketing	563,150	73.26%	154,785	89.24%
Online advertisement	200,000	26.02%	—	0.00%
Hotel Reservation	1,014	0.13%	6,672	3.85%
Hotel Technology Platform Software Service	—	0.00%	504	0.29%
Ancillary	4,510	0.59%	11,485	6.62%
Total revenue	$768,674	100.00%	$173,446	100.00%

For the nine months ended September 30, 2025 and 2024

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2024
	Revenue	% of total revenue	Revenue	% of total revenue
Ticketing	1,275,337	62.37%	538,761	60.69%
Online advertisement	757,103	37.02%	290,675	32.74%
Hotel Reservation	2,976	0.15%	14,678	1.65%
Hotel Technology Platform Software Service	—	0.00%	6,721	0.76%
Ancillary	9,456	0.46%	36,876	4.16%
Total revenue	$2,044,872	100.00%	$887,711	100.00%

Our revenues for the nine months ended September 30, 2025, were mainly generated from ticketing sales and online advertising, which contributed 62.37% and 37.02% respectively to our total revenue. In contrast, for the nine months ended September 30, 2024, ticketing sales and online advertising contributed 60.69% and 32.74%, respectively. Revenue from hotel reservations decreased to 0.15% in 2025 (from 1.65% in 2024), and ancillary sales decreased to 0.46% in 2025 (from 4.16% in 2024). Revenue from software subscriptions, which contributed 0.76% in 2024, was nil in 2025 as those services were discontinued.

The increase in revenue for the three and nine months periods was mainly driven by higher sales from domestic airlines, particularly Lion Air. In addition, Nusatrip’s Gross Merchandise Value (GMV) to Agoda increased substantially from USD 5 million in 2024 to USD 117 million in 2025. This growth was achieved by making our selling prices more competitive through partnerships with several new suppliers who offer better rates.

Cost of Revenue. For the three and nine months ended September 30, 2025, our cost of revenue in respect of software subscription decreased by $4,279 and $16,469 or 100% to $0, as compared with $4,279 and $16,469 for the three months ended September 30, 2024. The decrease in cost of software subscription is in line with revenue. No cost of revenue of online advertising revenue was recorded as online advertisement is shown on our ready/ongoing website and mobile Apps that is not subject to significant direct cost but general IT maintenance cost which recorded in General and Administrative Expenses.

For the three and nine months ended September 30, 2024, there is no vendor accounts for 10% or more of the Company’s cost of revenue as at period-end dates.

Gross Income. We recorded a gross income of $768,674 and $169,167 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we recorded a gross income of $2,044,872 and $871,242, respectively. The gross income is due to increased gross income from revenue from online ticketing and online advertisements. Gross income margin was 100% and of 97.53% for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, our gross income margin was 100% and 98.14%  respectively. Significant high gross profit margin is the nature of our business for which the majority of the revenue are recognized at net basis, according to agency theory, the cost of purchase is net off in the revenue against the Gross Merchandise Value (GMV) and the revenue is supported by operating costs. The increase is mainly attributable to the decrease in cost of revenue for the year ended December 31, 2024. Higher gross margin for the three and nine months period ended September 30, 2025 was due to higher profit margin arising from online advertisements.

Overall revenue increased for the three months ended September 30, 2025 as compared to September 30, 2024, primarily due to new contracts having been awarded for online advertisements   during such quarter. In addition, Nusatrip’s GMV to Agoda increased substantially from USD 5 million in 2024 to USD 117 million in 2025. This growth was achieved by making our selling prices more competitive through partnerships with several new suppliers who offer better rates.

Sales and Marketing Expenses (“S&M”). We incurred S&M expenses of $43,865 and $37,071 for the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, we incurred S&M expenses of $135,330 and $134,926, respectively. For the three months ended September 30, 2025, the increase in sales and marketing (S&M) expenses was mainly due to the expansion of marketing strategies targeting B2B affiliate transactions.

General and Administrative Expenses (“G&A”). We incurred G&A expenses of $1,972,196 and $205,188 for the three months ended September 30, 2025 and 2024, respectively. During the nine months  ended September 30, 2025 and 2024, we incurred G&A expenses of $3,304,486 and $1,255,893, respectively. The G&A is primarily consisting of the professional costs associated with costs related to business development, the Company’s business and management meetings and contribute to Company’s business plans. Also, assisting Company in corporate development by introducing customers or strategic partners to Company to drive business growth etc. The increase was mainly due to the increase of legal and professional fee of $1,640,194  and the IT related cost of $193,962, partially offset by wages and salaries of $813,903 for employee restructuring exercise.

Other income (expense). For the three months ended September 30, 2025, net other income increased by $213,016 or 646.38% to $245,971, as compared to net other income of $32,955 for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net other income increased by $815,388 or 2,295.70% to $850,906, as compared to net other income of $35,518 for the nine months ended September 30, 2024. The increase mainly due to adjustments for refunds and vouchers issued for air ticket cancellations during COVID-19, which have been outstanding for over five years and remain unredeemed.

Loss before income tax. For the three months ended September 30, 2025, loss before income taxes increased by $961,279 or 2,394.99% to $1,001,416, as compared to loss before tax by $40,137 for the three months ended September 30, 2024. For the nine months ended September 30, 2025, loss before income taxes increased by $59,979 or 12.39% to $544,038, as compared to loss before income tax by $484,059 for the nine months ended September 30, 2024.

Income Taxes.  Our income taxes  for the three months ended September 30, 2025 and 2024 was $47,839 and $ 3,330, respectively, and for nine months ended September 30, 2025 and 2024 was $47,839 and $3,897, respectively.

The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Net Loss. As a result of the items noted above, for the three months ended September 30, 2025, we incurred a net loss of $1,049,255 as compared to the same period ended September 30, 2024 of $43,467, a net loss. During the nine months ended September 30, 2024 the Company incurred a net loss of $591,877, as compared to a net loss incurred of $487,956 for the same period ended September 30, 2024. The increase in net loss was primarily driven by a significant rise in professional fees following the Company’s IPO, totaling approximately $1.6 million in 2025 compared to $24,244 in 2024, partially offset by higher revenue contributions from ticketing sales and online advertising. The net loss for the nine months ended September 30, 2025 also includes non-cash depreciation and amortization expenses of $149,616.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents and restricted cash of $5,104,182 and $50,000, respectively, accounts receivable of $526,984, deposits, prepayments and other receivables of $11,605,320, and inventories of $18,431.

For the nine months ended September 30, 2025, the Company’s stockholders’ equity increased to $10,626,539, primarily due to an increase in additional paid-in capital arising from the initial public offering (IPO) completed on August 18, 2025, partially offset by the accumulated deficit from ongoing operations. For the nine months ended September 30, 2025, the Company reported a net loss of $591,877 and net cash used in operating activities of $18,473,804. This was partially offset by net cash provided by financing activities of $16,920,361, mainly attributable to the proceeds from the IPO and related financing transactions.

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

Cash Flows

	Nine months ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(18,473,804)	$2,751,743
Net cash used in investing activities	(215)	(9,826)
Net cash provided by financing activities	16,920,361	—
Effect on exchange rate change	(280,167)	12,262
Net change in cash and cash equivalents	(1,833,825)	2,754,179
Cash and cash equivalent and restricted cash at beginning of period	6,988,007	670,547
Cash and cash equivalent and restricted cash at end of period	$5,154,182	$3,424,726

Net Cash Used in (Provided by)  Operating Activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $18,473,804, which consisted primarily of a net loss of $591,877, account receivables of $776,907, deposits, prepayments and other receivables of $8,606,143, accrued liabilities and other payables of $1,144,697, contact liabilities  of $298,429, advances  to related parties of $8,366,056  and operating lease liabilities of $102,599, partially offset by depreciation and amortization of $45,885, loss from early lease termination of $69, accounts payable of $1,159,332, inventories of $55,962, deferred tax assets of $47,925 and right of use assets of $103,731.

For the nine months ended September 30, 2024, net cash provided by  operating activities was $2,751,743, which consisted primarily of a net loss of $487,956, bad debt written off of $33,883, depreciation and amortization of $83,419, right of use assets of    $89,319, stock to be issue of $8, deferred tax assets of $85,742, working capital provided by account receivables of $74,825, inventories of $119,630, deposits, prepayments and other receivables of $375,368, trade payables of $1,067,000, accrued liabilities and other payables of $994,787, and contract liabilities of $492,068, partially offset by working capital used in lease liabilities of $88,306, and advances to related parties of $88,044.

We expect to continue to rely on cash generated through financing from public offerings or private offerings of our or one or more of our subsidiaries’ securities, to finance our operations and future acquisitions.

Net Cash Used In Investing Activities.

For the nine months ended September 30, 2025 and 2024, there was a net cash outflow of $215 and $9,826, which consist cash used in purchase of plant and equipment of.

Net Cash Provided by Financing Activities.

For the nine months ended September 30, 2025, net cash provided by financing activities was $16,804,321 from the issuance of common stock and loan issuance of $116,040.

For the nine months ended September 30, 2024, there was no cash movement.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2025, and December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Concentration risk in major customers

For the three months ended September 30, 2025, the Company had 2 major customers that constituted 51.94% and 26.02% of its revenue, with accounts receivable of $450,000  at the period-end, respectively.

For the nine months ended September 30, 2025, the Company had 4 major customers that constituted 40.23%, 14.67%, 12.23% and 9.78% of its revenue, with accounts receivable of $450,000  at the period-end, respectively.

For the three months ended September 30, 2024, the Company had a single customer that constituted 36.91%  of its revenues, with accounts receivable of $0 at the year-end.

For the nine months ended September 30, 2024, the Company had a single customer that constituted 15.55% of its revenues, with accounts receivable of $0 at the year-end.

Exchange rate risk

Our foreign currency exposure gives rise to market risks associated with exchange rate movements against the Vietnam Dong, Malaysian Ringgit, Chinese Yuan, Hong Kong Dollar, Indonesian Rupiah and the United States dollar. As of September 30, 2025 and 2024, we did not hold or issue any derivative for trading purposes or to hedge against fluctuations in foreign exchange rates. We mitigated this risk by conducting sales and purchases transactions in the same currency. Doing so helped to reduce, but has not eliminated, the impact of foreign currency exchange rate movements. As of September 30, 2025 and December 31, 2024, we had no outstanding forward exchange or foreign currency option contracts.

We currently do not have a foreign currency hedging policy. However, our management monitor foreign exchange exposure and will consider hedging significant foreign exchange exposure should the need arise.

Economic and political risk

Our major operations are conducted in Republic of Vietnam, Malaysia, Indonesia, China and Hong Kong. Accordingly, the political, economic, and legal environments in Republic of Vietnam, Malaysia, Indonesia, China and Hong Kong as well as these countries’ economy may influence our business, financial condition, and results of operations.

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

Cash and cash equivalents represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. As of September 30, 2025 and December 31, 2024, the cash and cash equivalents excluded restricted cash amounted to $5,104,182 and $6,934,107, respectively.

●	Restricted Cash

Restricted cash refers to cash that is held by the Company for specific reasons and is, therefore, not available for immediate ordinary business use. The restricted cash represented fixed deposit maintained in bank accounts that are pledged. As of September 30, 2025 and December 31, 2024, the restricted cash amounted to $50,000 and $53,900, respectively.

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

The Company did not recognize any allowance for doubtful accounts and credit losses at September 30, 2025 and December 31, 2024.

The Company recognizes revenue from its contracts with customers in accordance with ASC Topic 606 — Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

●	Inventories

Inventories are stated at the lower of cost or net realizable value, cost being determined on a first-in-first-out method. Costs is air ticket which is purchased from the Company’s suppliers as trading goods. The inventories are generally held for 0 to 180 days. The Company provides inventory allowances based on excess and obsolete inventories determined principally by expiry date. During the three and nine months ended September 30, 2025 and 2024, the Company recorded none of allowance for obsolete inventories. The inventories amounted to $18,431 and $77,492 at September 30, 2025 and December 31, 2024, respectively.

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

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Computer equipment	3 years
Office equipment	5 years
Renovation	5 years
Furniture and fixtures	5 years

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $1,014 and $6,672 respectively, in the hotel reservation sector.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $2,976 and $14,678 respectively, in the ticketing and hotel reservation sector.

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $0 and $504, respectively, from this stream.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $0 and $6,721, respectively, from this stream.

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $200,000 and $0 respectively, from online advertising services.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $757,103 and $290,675 respectively, from online advertising services.

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

During the three months ended September 30, 2025 and 2024, the Company generated revenue of $4,510 and $11,485, respectively, from this stream.

During the nine months ended September 30, 2025 and 2024, the Company generated revenue of $9,456 and $36,876, respectively, from this stream.

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

Contract liabilities represent amounts collected from, or invoiced to, customers in excess of revenues recognized, primarily from the billing of annual subscription agreements. The value of contract liabilities will increase or decrease based on the timing of invoices and recognition of revenue. The Company’s contract liabilities balance was $692,652 and $1,032,363 on September 30, 2025 and December 31, 2024, respectively.

●	Sales and Marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs. Sales and marketing expenses are expensed as incurred. Sales and marketing expenses was $135,330 and $134,926 for the nine months ended September 30, 2025 and 2024, respectively. Sales and marketing expenses was $43,865 and $37,071 for the three months ended September 30, 2025 and 2024, respectively.

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

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying consolidated unaudited condensed financial statements have been expressed in US$. The Company’s subsidiaries operating in Singapore maintain its books and record in US$. In addition, The Company’s subsidiaries are operating in the Republic of Vietnam, Malaysia, Indonesia and China and maintains its books and record in its local currency, Vietnam Dong (“VND”), Malaysian Ringgit (“MYR), Indonesian Rupiah (“IDR”), Chinese Yuan (“CNY”) and Hong Kong (“HKD”), respectively, which are the functional currencies in which the subsidiary’s operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830, “Translation of Financial Statement” (“ASC 830”) using the applicable exchange rates on the balance sheet date.

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

Translation of amounts from VND into US$ has been made at the following exchange rates for nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end VND$:US$ exchange rate	$0.000038	$0.000041
Period average VND$:US$ exchange rate	$0.000039	$0.000040

Translation of amounts from MYR into US$ has been made at the following exchange rates for the nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end MYR:US$ exchange rate	$0.237499	$0.24267
Period average MYR:US$ exchange rate	$0.231136	$0.21592

Translation of amounts from IDR into US$ has been made at the following exchange rates for the nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end IDR:US$ exchange rate	$0.000060	$0.000066
Period average IDR:US$ exchange rate	$0.000061	$0.000063

Translation of amounts from CNY into US$ has been made at the following exchange rates for nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end CNY$:US$ exchange rate	$0.140445	$0.142554
Period average CNY$:US$ exchange rate	$0.138498	$0.139134

Translation of amounts from HKD into US$ has been made at the following exchange rates for nine months  ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Period-end HKD$:US$ exchange rate	$0.128514	$0.128697
Period average HKD$:US$ exchange rate	$0.128175	$0.128004

Translation gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency aretranslated, as the case may be, at the rate on the date of the transaction and included in the results of operations as incurred.

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

For the three and nine months ended September 30, 2025 and 2024, diluted weighted-average common shares outstanding is equal to basic weighted-average common shares, due to the Company’s net loss position. Hence, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Schedule of computation of diluted net loss per share:

	Three months ended September 30,
	2025	2024
Net loss attributable to Nusatrip Incorporated	$(963,690)	$(43,033)
Weighted average common shares outstanding – Basic and diluted	5,532,163	3,057,702
Net loss per share – Basic and diluted	$(0.17)	$(0.01)

	Nine months ended September 30,
	2025	2024
Net loss attributable to Nusatrip Incorporated	$(579,579)	$(483,077)
Weighted average common shares outstanding – Basic and diluted	9,075,974	4,117,350
Net loss per share – Basic and diluted	$(0.06)	$(0.12)

●	Leases

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

As of September 30, 2025 and December 31, 2024, the Company recorded the right of use asset of $87,814 and $115,142, respectively.

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

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting:

There were no significant changes in our internal controls over financial reporting that occurred during the period ended September 30, 2025 which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

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

Date: November 14, 2025
	By:	/s/ Tjin Patrick Soetanto
	Name:	Tjin Patrick Soetanto
	Title:	Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUSATRIP INCORPORATED

Date: November 14, 2025
	By:	/s/ Yee Siong Tan
	Name:	Yee Siong Tan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

